Form 10-K
period 1994-12-31
HAMPSHIRE FUNDING INC
filed 1995-03-17
CIK 205422

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K


(Mark One)

 X  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
- --- Act of 1934 [fee required]
    For the fiscal year ended    December 31, 1994
                             -------------------------

___ Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 [no fee required]
    For the transition period from _________________ to _________________.

    Commission file number 2-79192.
                          _________

                            HAMPSHIRE FUNDING, INC.
- ---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

   NEW HAMPSHIRE                                            02-0277842
- ---------------------------------------                --------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)

  ONE GRANITE PLACE, CONCORD, NEW HAMPSHIRE                     03301
- --------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code (603) 226-5000
                                                   -----------------------

Securities registered pursuant to Section 12(b) of the Act:    NONE

Securities registered pursuant to Section 12(g) of the Act:

Programs for coordinating the acquisition of mutual fund shares and insurance
- -----------------------------------------------------------------------------

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements
for the past 90 days.              YES   X      NO
                                       -----       -----

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. NONE

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 15, 1995: 50,000 shares, all of which are owned by Chubb Life Insurance Company of America.

                      DOCUMENTS INCORPORATED BY REFERENCE

NONE

The total number of pages, including exhibits, is 41, and the exhibit index appears on pages 24 through 27.

                                    PART I

Item 1 - Description of Business
- --------------------------------

(a) Hampshire Funding, Inc. ("the Company") was incorporated in the State of New Hampshire on December 8, 1969, as a wholly-owned subsidiary of Chubb Life Insurance Company of America ("CLA"). The Company became a wholly-owned subsidiary of The Chubb Corporation on December 21, 1971, when CLA sold all the outstanding stock of the Company. On April 1, 1981, the Company's common stock was transferred by contribution to Chubb Life Insurance Company of New Hampshire ("CLNH"). On July 1, 1991, CLNH and CLA merged with and into The Volunteer State Life Insurance Company, which on the same date re-domesticated from Tennessee to New Hampshire and changed its name to Chubb Life Insurance Company of America (the "Parent Corporation"). As a result of said merger, all of the common stock of the company is owned by the Parent Corporation. In addition, the Company owns 100% of the outstanding shares of Hampshire Syndications, Inc., incorporated in New Hampshire on October 9, 1986.

      The Company, in affiliation with the Parent Corporation, The Colonial Life Insurance Company of America ("Colonial"), Chubb Sovereign Life Insurance Company ("Chubb Sovereign") (collectively "Insurance Companies") and Chubb Securities Corporation (the "Broker-Dealer"), a member of the National Association of Securities Dealers, Inc. ("NASD"), is primarily engaged in the offering and administration of programs which coordinate the acquisition of mutual fund shares and life or health insurance (the "Programs"). The Programs are intended, in part, to augment the sales activities of the Broker-Dealer and the Insurance Companies.

(b) Revenues, operating profit and loss, and identifiable assets for the three years ended December 31, 1994, are included in Item 6 - Selected Financial Data and Item 8 - Financial Statements and Supplementary Data.

(c) The Company offers and administers Programs which involve initial and periodic cash purchases of mutual fund shares. Under the Programs, purchasers of a Program ("Participants") make initial and periodic purchases of mutual fund shares for cash with automatic reinvestment of all distributions. Participants obtain insurance coverage through a series of insurance premium loans offered by the Company. Loans to Participants are secured by Participants' initial and periodic purchases of mutual fund shares. The mutual fund shares are registered in the Company's name as Custodian for Participants.

      The objective of a Program is the utilization of the appreciation, if any, in the value of the mutual fund shares and any dividends or capital gains distributions thereon to aid in offsetting the principal and accumulated interest on the loans.

      The Programs are offered for sale by those agents of the Insurance Companies who qualify as registered representatives, through the Broker-Dealer, under the regulations of the NASD.

                                    2 of 41

      The Company is authorized to offer Programs using insurance policies offered by the Insurance Companies. Insurance available for purchase in connection with a Program may vary from state to state, depending on whether the Parent Corporation, Colonial or Chubb Sovereign is licensed to sell insurance in a particular jurisdiction, and whether a jurisdiction in which one of the Insurance Companies is licensed has approved the sale of a particular insurance product.

      Each Insurance Company offers several types of policies within the Program. The Insurance Companies are subject to the regulations of the insurance department of each state in which they are licensed to do business. In addition, the Parent Corporation, through Chubb Separate Account A, offers for sale a variable universal life insurance policy, which is subject to regulation by the Securities and Exchange Commission. Policies, including the variable universal life insurance product, issued under the Program may not be identical in each state or jurisdiction. Regulations that determine the types of policies and their provisions may differ in each state. As a result, the Insurance Companies have internal procedures designed to ensure that only approved policies are issued in each state.

      The Company has filed a Registration Statement under the Securities Act of 1933, as amended, with the Securities and Exchange Commission. The Company is also subject to supervision by the Commissioners of Securities of the jurisdictions in which the Company is authorized to offer the Programs for sale.

      The insurance agents who sell the Programs are subject to the oversight and regulation of the insurance department of each jurisdiction where they are licensed. In addition, only those agents who are registered representatives of the Broker-Dealer may sell Programs; thus the insurance agents are also subject to supervision and regulation of the NASD and securities department of each jurisdiction where they are licensed.

      The Company is not dependent upon a single or a few customers. The loss of one or a few customers would not have a material adverse effect on the business of the Company.

      The Company faces limited competition in the sale of Programs, as the number of companies offering plans similar to the Programs is quite small. Historically, a large number of companies offered programs combining the purchase of insurance and mutual fund shares; however, in recent years the number of companies has reduced dramatically.

      The business of the Insurance Companies is highly competitive. The Insurance Companies compete on a nationwide basis with a large number of insurance companies, and also compete with other financial service companies in the area of equities, retirement planning and financial planning. Finally, there has been a recent trend of greater involvement by banks and thrifts in the insurance industry. Competition is based upon cost of insurance, client service, performance of the cash value component of whole life insurance, and agent loyalty to a company.

                                    3 of 41

      The Company has no paid employees. Chubb America Service Corporation (the "Service Company"), a wholly-owned subsidiary of the Parent Corporation, is a management service company organized and operated to provide employee and office services, as well as certain operating assets, to the Company and its affiliates. The Service Company employs all of the personnel who perform business functions for the Company. The Service Company believes that its relationship with employees is good.

(d)   Not applicable

Item 2 - Properties
- -------------------

The Company does not own or lease any real property. The Company occupies a portion of the home office of the Parent Corporation located at One Granite Place, Concord, New Hampshire. The use by the Company of such facilities and the equipment and furnishings owned by the Service Company, the Parent Corporation, or any of the other Insurance Companies is subject to a pro-rata allocation of expenses.

Item 3 - Legal Proceedings
- --------------------------

The Company may become involved from time to time with legal proceedings arising
out of the ordinary course of its business.   For the year ended December 31,
1994, the Company was not involved in any legal proceedings.

Item 4 - Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

Not Applicable.

                                    4 of 41

                                    PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters
- ------------------------------------------------------------------------------

(a)  Not publicly traded.

(b) 1 (See Item 12, Security Ownership of Certain Beneficial Owners and Management.)

(c) The Company has not authorized or paid any dividends since inception. There are no restrictions presently known on the Company's ability to pay dividends except for general New Hampshire corporate laws relating to earnings.

Item 6 - Selected Financial Data
- --------------------------------


Selected Statement of Operations
 Data:  Year Ended December 31,       1994          1993          1992          1991          1990
                                      ----          ----          ----          ----          ----
 Total Revenue                  $   3,590,273  $  3,004,114  $  2,699,980  $  2,475,154  $  2,600,084
                                  ===========   ===========   ===========   ===========   ===========


 Net Income                     $     458,294  $    514,505  $    330,545  $   218,462   $     32,190
                                  ===========   ===========   ===========   ===========   ===========

 Dividends Per Common Share     $      --      $     --      $     --      $    --       $       --
                                  ===========   ===========   ===========   ===========   ===========


Selected Balance Sheet Data:
 December 31,                         1994          1993          1992          1991          1990
                                      ----          ----          ----          ----          ----
 Total Assets                   $ 42,241,816   $ 33,773,719  $ 27,905,714  $ 22,930,802  $21,140,780
                                 ===========    ===========   ===========   ===========   ==========


 Loan Payable                   $ 38,889,535   $ 30,924,833  $ 25,382,406  $ 21,413,588  $19,680,593
                                  ===========   ===========   ===========   ===========   ==========

___________________________

Affiliated life insurance companies paid the Company annual franchise fees in previous years as compensation for issuing and servicing insurance policies under the programs. It was intended that such compensation would result in the Company having neither a significant profit or loss from its operations. In March 1990, franchise agreements were entered into between the Company and certain of the Insurance Companies. Franchise fees paid to the Company were $300,000 in 1990. No franchise fees were received in 1991, 1992, 1993, or 1994.

                                    5 of 41

Item 7 - Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
of Operations
- -------------

LIQUIDITY AND CAPITAL RESOURCES

The Company offers investment programs (the "Programs") which coordinate the acquisition of mutual fund shares and insurance over a period of time, usually ten years. Under the Programs, purchasers of the program ("Participants") purchase life and health insurance from affiliated insurance companies (the "Insurance Companies") and finance the premiums through a series of loans secured by mutual fund shares. Upon issuance of a policy by an Insurance Company, the Company makes a loan to the Participant in an amount equal to the selected premium mode. As each premium becomes due, if not paid in cash, a new loan equal to the next premium and administrative fee is made and added to the Participant's account indebtedness ("Account Indebtedness"). Thus, interest, as well as principal, is borrowed and mutual fund shares are pledged as collateral. Each loan made by the Company must initially be secured by mutual fund shares which have a value of at least 250% of the loan, except for the initial premium loan of Programs using certain no-load funds, where the collateral requirement is 1800%. In addition, the aggregate value of all mutual fund shares pledged as collateral must be at least 150% of the Participant's total Account Indebtedness. If the value of the shares pledged to the Company declines below 130% of the Company's indebtedness, the Company will terminate the Programs and liquidate shares sufficient to repay the indebtedness.

Collateral loans receivable from Participants were $40,805,159 at December 31, 1994. Annual amounts due to the Company were as follows:

                           1995  1996  1997  1998  1999  2000-2004
                           ----  ----  ----  ----  ----  ---------
Collateral loans           $2.4  $2.8  $3.0  $2.7  $3.3    $26.6
receivable (in millions)

The Company's funds for financing the Programs are currently obtained through Loan Agreements with its affiliates, The Colonial Life Insurance Company of America ("Colonial") and Chubb Life Insurance Company of America ("Chubb Life"). The Loan Agreements provide for revolving credit arrangements under which advances will be made to the Company in amounts not to exceed $29,000,000 from Colonial and $20,000,000 from Chubb Life. The advances are currently short term in nature, as none of the loans outstanding as of December 31, 1994 (or during 1994) exceeded 365 days to maturity. The advances are made at short-term lending rates agreed upon by the Company and its lenders and are subject to change in accordance with the Loan Agreements and market conditions. However, the interest rate may not exceed the prime interest rate in effect in New York City plus 2.5%. The average lending rate on these loans at December 31, 1994 was 4.60% and ranged from 3.25% to 8.85% during the year.

The continuance of the Program is dependent upon the Company's ability to provide, or arrange for the financing of insurance premiums for Participants. Since 1989, such financing has been available from its affiliates, Colonial and Chubb Life. The Company expects that it will be able to obtain this financing for the foreseeable future.

                                    6 of 41

The Company may also borrow funds from non-affiliated companies. There is no assurance that the Company may obtain financing from non-affiliated companies upon terms, conditions and rates as favorable as those from affiliated companies. If the Company is unable to borrow funds in the future or continue to borrow funds under its Loan Agreements for the purpose of financing loans to Participants for the payment of insurance premiums, it may not be able to continue the sale of the Programs.

Although the Company's present financing arrangements with its lenders do not include the assignment of a Participant's mutual fund shares to the lender as security, the Loan Agreements do authorize the Company to assign a Participant's mutual fund shares to any lender as collateral security for the Company's indebtedness pursuant to any financing arrangements. If any such assignment takes place and the Company subsequently defaults on an obligation for which the participant's mutual fund shares have been pledged as security, the mutual fund shares may be redeemed by the lender to whom the obligation is owed. A lender may cease to provide financing if the Company is in default under its Loan Agreements. In this case, Programs will be terminated on their renewal dates.

The amount of funds borrowed under the Agreements at December 31, 1994 were $39,500,000 compared to $31,300,000 at December 31, 1993. Funds borrowed at December 31, 1994 represent $26,000,000 from Colonial and $13,500,000 from Chubb Life. At December 31, 1993 funds borrowed represented $26,000,000 from Colonial and $5,300,000 from Chubb Life. The increase in amounts borrowed by the Company year to year was used to fund increased sales of Programs and for other working capital needs.

In addition to loans payable, the Company has other short-term amounts due to affiliates related to insurance premium payments and expense reimbursements to Chubb America Service Corporation ("Service Company"). The Company has an arrangement with affiliated Insurance Companies whereby the Company makes monthly payments in arrears for premiums due. Reimbursements to the Service Company are also made one month in arrears and are included in amounts due to affiliates.

The Service Company, a wholly-owned subsidiary of the Parent Corporation, is a management service company which provides employee services and office facilities to the Company and its affiliates under a Service Agreement. The Company pays the Service Company a monthly fee in accordance with mutually agreed upon cost allocation methods which the Companies believe reflect a proportional allocation of common expenses and are commensurate for the performance of the applicable duties.

Working capital in 1994 and 1993 was provided by Participants' loan repayments, administrative fees for the placement and maintenance of Programs and interest earned on investments.

                                    7 of 41

Loan schedule as of December 31, 1994:


                Loan          Face                   Days to        Maturity
Source          Date         (mils)       Rate       Maturity         Date
- ------          ----         ------       ----       --------       --------

Chubb Life    12/30/94      $ 10.0        6.53%          31         01/03/95
              09/29/94         1.0        8.85%         365         09/29/95
              10/25/94         0.5        8.85%         339         09/29/95
              11/17/94         1.0        8.85%         316         09/29/95
              12/28/94         1.0        8.85%         275         09/29/95
                             -----
                            $ 13.5

Colonial      04/18/94      $  2.3        4.95%         270         01/13/95
              08/18/94        14.5        5.37%         270         05/15/95
              10/25/94         9.2        6.10%         269         07/21/95
                             -----
                            $ 26.0

RESULTS OF OPERATIONS

The Company concluded the year ended December 31, 1994 with net operating income of $458,294 as compared to net operating income of $514,505 in 1993, and $330,545 in 1992.

Total revenues through December 31, 1994 were $3,590,273 versus $3,004,114 in 1993, and $2,699,890 in 1992. These revenues include interest on collateral loans receivable, program fees, interest on investments and partnership income. The largest source of revenue was represented by interest on collateral loans receivable.

The growth in collateral loan interest resulted from the increase in collateral loans receivable year to year. Collateral loans receivable as of December 31, 1994 were $40,805,159 as compared to $33,348,372 in 1993, and $27,559,447 in
1992. Comparatively, collateral loan interest was $3,094,809, $2,523,551 and $2,214,579 for the years ended December 31, 1994, 1993 and 1992. The average interest rate charged to each Participant's outstanding loan balance was 8.65%, 8.50% and 9.14% for the years 1994, 1993 and 1992, respectively.

The Company's collateral loans receivable, collateral loan interest and average interest rate charged to each Participant's loan balance for the three years ended December 31 are summarized as follows:


                                         1994          1993          1992
                                         ----          ----          ----

Collateral loans receivable           $40,805,159   $33,348,372   $27,559,447
Collateral loan interest              $ 3,094,809   $ 2,523,551   $ 2,214,579
Average Participant interest rate        8.65%         8.50%         9.14%

                                    8 of 41

Interest expense on the Loan Agreements increased in 1994 as compared to 1993 due to increases in interest rates and amounts borrowed by the Company.
Interest expense decreased, however, in 1993 compared to 1992 due to declining interest rates during 1993 even though the Company borrowed additional amounts during that year. The Company's outstanding loans payable, interest expense and average cost of borrowings for the three years ended December 31 are summarized as follows:

                                        1994          1993          1992
                                        ----          ----          ----

Loans payable                        $38,889,535   $30,924,833   $25,382,406
Interest expense                     $ 1,516,229   $   973,490   $ 1,013,582
Average loan interest rate              4.60%         3.50%         4.44%

The Company's ability to achieve and maintain a spread between its cost of funds necessary to finance premium loans and the lending rate charged to Program Participants may impact its future operating results. The interest rate spread is intended to provide sufficient revenue to offset the Company's general and administrative expenses. General and administrative expenses, arising from normal operating activities through December 31, 1994, were $1,308,976 as compared to $1,239,079 in 1993, and $1,184,881 in 1992.

The Company may increase the interest rate charged to Participants to a maximum of the prime interest rate plus 3% as its cost of borrowing increases. If the Company's cost of borrowing were to rise significantly above the prime interest rate, its ability to maintain an adequate interest rate spread would be difficult and future earnings could be adversely impacted.

Program fees increased year to year as the number of programs administered by the Company have grown. Program fees include placement, administrative and termination fees as well as charges for special services. For the years ended December 31, 1994, 1993 and 1992 the number of programs administered by the Company were 6,662, 6,328 and 5,782, respectively.

Investment income earned by the Company increased in 1994 as compared to 1993 due to changes in the level of cash and investments held year to year.

The Company has franchise agreements with Chubb Life which provide that the Company will be paid amounts required for its continued operations as compensation for its services in providing and making the Programs available for use. The Company did not receive any franchise fees in 1994, 1993 and 1992 and does not expect to receive any fees in 1995.

                                    9 of 41

Item 8 - Financial Statements and Supplementary Data
- ----------------------------------------------------

The financial statements included herein are listed in the following index.

                         INDEX TO FINANCIAL STATEMENTS

                                                                              Page References
                                                                              ---------------

Report of Independent Auditors                                                       11
Consolidated Balance Sheets at December 31, 1994 and 1993                            12
Consolidated Statements of Operations and Retained Earnings
  for each of the three years in the period ended December 31, 1994                  13
Consolidated Statements of Cash Flows for the each of the three years
  in the period ended December 31, 1994                                              14
Notes to Consolidated Financial Statements                                           15

All schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.

                                    10 of 41

                        Report of Independent Auditors



The Board of Directors
Hampshire Funding, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheets of Hampshire Funding, Inc. and Subsidiary as of December 31, 1994 and 1993, and the related consolidated statements of operations and retained earnings, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hampshire Funding, Inc. and Subsidiary at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, in 1994, the Company changed its method of accounting for postemployment benefits, and in 1993, the Company changed its method of accounting for postretirement benefits other than pensions, and income taxes.



                                            Ernst & Young LLP

January 27, 1995

                    Hampshire Funding, Inc. and Subsidiary


                          Consolidated Balance Sheets

                                                                       DECEMBER 31


                                                                    1994           1993
                                                           ----------------------------------
ASSETS
Cash and cash equivalents                                      $ 1,311,399    $   327,667
Accounts receivable from customers                                  47,215         37,680
Federal income taxes recoverable                                    78,043
                                                           ----------------------------------
Total current assets                                             1,436,657        365,347

Collateral notes receivable (including accrued
 interest of $1,027,677 in 1994 and $856,868 in 1993)           40,805,159     33,348,372
Limited partnership investment                                                     60,000
                                                           ----------------------------------
Total assets                                                   $42,241,816    $33,773,719
                                                           ==================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
 Due to affiliates                                             $ 1,188,275    $ 1,073,665
 Accrued expenses and other liabilities                            316,250        373,999
 Federal income taxes payable                                                      11,760
                                                           ----------------------------------
  Total current liabilities                                      1,504,525      1,459,424

 Loans payable to affiliate (net of prepaid
  interest of $610,465 in 1994 and $375,167 in 1993)            38,889,535     30,924,833
                                                           ----------------------------------
Total liabilities                                               40,394,060     32,384,257
                                                           ----------------------------------
Stockholder's equity:
 Common stock, par value $1 per share; authorized
  100,000 shares; issued and outstanding 50,000 shares              50,000         50,000
 Additional paid-in capital                                        550,000        550,000
 Retained earnings                                               1,247,756        789,462
                                                           ----------------------------------
Total stockholder's equity                                       1,847,756      1,389,462
                                                           ----------------------------------

Total liabilities and stockholder's equity                     $42,241,816    $33,773,719
                                                           ==================================

See accompanying notes.

                                    12 of 41

                    Hampshire Funding, Inc. and Subsidiary



          Consolidated Statements of Operations and Retained Earnings


                                                           YEARS ENDED DECEMBER 31

                                                       1994         1993         1992
                                                --------------------------------------------
Revenues:
 Interest on collateral notes receivable          $3,094,809   $2,523,551   $2,214,579
 Program participant fees                            464,851      457,636      428,794
 Interest on investments                              30,613       22,927       21,517
 Partnership syndication fees                                                   35,000
                                                --------------------------------------------
                                                   3,590,273    3,004,114    2,699,890

Operating expenses:
 Interest on loan agreement                        1,516,229      973,490    1,013,582
 General and administrative                        1,308,976    1,239,079    1,184,881
 Realized loss on investments                         60,000
                                                --------------------------------------------
                                                   2,885,205    2,212,569    2,198,463
                                                --------------------------------------------

Income before income taxes                           705,068      791,545      501,427

Federal income tax (benefit):
 Current                                             257,593      283,525      170,882
 Deferred                                            (10,819)      (6,485)
                                                --------------------------------------------
                                                     246,774      277,040      170,882
                                                --------------------------------------------

Net income                                           458,294      514,505      330,545

Retained earnings (deficit) at
 beginning of year                                   789,462      274,957      (55,588)
                                                --------------------------------------------

Retained earnings at end of year                  $1,247,756   $  789,462   $  274,957
                                                ============================================

See accompanying notes.

                                    13 of 41

                    Hampshire Funding, Inc. and Subsidiary



                     Consolidated Statements of Cash Flows



                                                                  YEARS ENDED DECEMBER 31

                                                             1994           1993           1992
                                                     ------------------------------------------------
Operating activities
Net income                                           $     458,294   $    514,505   $    330,545
Adjustments to reconcile net income to net
 cash used in operating activities:
  Increase in accounts receivable from
   customers                                                (9,535)       (11,160)       (20,226)
  Increase (decrease) in accrued expenses
   and other liabilities                                   (57,749)       126,277        112,100
  Increase (decrease) in due to affiliates                 114,610       (311,931)     1,040,332
  Increase in collateral notes receivable               (7,456,787)    (5,788,925)    (5,329,138)
  Change in federal income taxes payable
   (recoverable)                                           (89,803)        (3,273)       (18,509)
  (Increase) decrease in prepaid interest
   on affiliated loan agreements                          (235,298)      (157,573)        68,818
                                                     ------------------------------------------------
Net cash used in operating activities                   (7,276,268)    (5,632,080)    (3,816,078)

INVESTING ACTIVITIES
Write off (purchase) of limited partnership
 investment                                                 60,000                       (60,000)
                                                     ------------------------------------------------
Net cash provided by investing activities                   60,000                       (60,000)

FINANCING ACTIVITIES
Proceeds from affiliated loan agreements                73,400,000     59,000,000     70,500,000
Principal payments on affiliated loan agreements      (65,200, 000)   (53,300,000)   (66,600,000)
                                                     ------------------------------------------------
Net cash provided by financing activities                8,200,000      5,700,000      3,900,000
                                                     ------------------------------------------------

Increase in cash and cash equivalents                      983,732         67,920         23,922

Cash and cash equivalents at beginning
 of year                                                   327,667        259,747        235,825
                                                     ------------------------------------------------

Cash and cash equivalents at end of year             $   1,311,399   $    327,667   $    259,747
                                                     ================================================

See accompanying notes.

                                    14 of 41

                    Hampshire Funding, Inc. and Subsidiary

                  Notes to Consolidated Financial Statements

                               December 31, 1994


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Hampshire Funding, Inc. (Hampshire) and its wholly-owned subsidiary, Hampshire Syndications, Inc. Hampshire is a wholly-owned subsidiary of Chubb Life Insurance Company of America (Chubb Life). Affiliates of Chubb Life include The Colonial Life Insurance Company of America (Colonial), Chubb Sovereign Life Insurance Company (Chubb Sovereign), Chubb America Service Corporation (CASC), Chubb Investment Advisory Corporation and Chubb Securities Corporation (Chubb Securities), which are all 100% owned by Chubb Life. Chubb Life is 100% owned by The Chubb Corporation (Chubb).

TRANSACTIONS WITH AFFILIATES

Hampshire offers and administers Programs whereby Participants obtain life insurance coverage from Chubb Life, Colonial and Chubb Sovereign. Under the Programs, insurance premiums are paid by Participants through a series of loans from Hampshire which are recorded as "collateral notes receivable." Loans to the Participants are secured by Participants' ownership in shares of regulated investment companies. The loans to Participants are funded substantially with the proceeds from loan arrangements with Colonial and Chubb Life (see Note 6). Chubb Securities is a registered broker-dealer that buys and sells the shares for Participants. The fair value of a Participant's secured investment company shares must exceed 150% of the total loan balance plus accrued interest (Participant's Total Account Indebtedness). If the value of the shares pledged as collateral to Hampshire declines below 130% of the Participant's Total Account Indebtedness, Hampshire will terminate the Program and liquidate shares sufficient to repay the indebtedness. All Programs are ten years in length. Upon Program conclusion, loan balances and accrued interest become due.

Collateral loans receivable from Participants were $40,805,159 at December 31, 1994. Annual amounts due to the Company were as follows:

                                  1995    1996   1997   1998   1999   2000-2004
                                  ----    ----   ----   ----   ----   ---------

Collateral loans receivable       $2.4    $2.8   $3.0   $2.7   $3.3     $26.6
(in millions)

                                    15 of 41

                    Hampshire Funding, Inc. and Subsidiary

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    TRANSACTIONS WITH AFFILIATES (CONTINUED)

Substantially all general and administrative expenses are allocated to Hampshire by CASC in accordance with mutually agreed upon cost allocation methods which Hampshire and CASC believe reflect a proportional allocation of common expenses which are commensurate for the performance of the applicable duties.

RECOGNITION OF REVENUES AND EXPENSES

Interest on collateral notes receivable and administrative fees charged to Participants for establishing and maintaining Programs are recognized as revenue when earned. Partnership syndication fees represent fees earned by Hampshire Syndications, Inc. from its limited partnership investment. No such fees were earned in 1994 or 1993.

CASH EQUIVALENTS

For purposes of reporting cash flows, cash equivalents include cash invested in securities purchased under repurchase agreements and short-term corporate notes, all of which have remaining maturities of three months or less at the date of purchase.

At December 31, 1994, Hampshire entered into a reverse repurchase agreement with the Bank of New Hampshire (Bank) in the amount of $158,000. The agreement matures on January 31, 1995. This reverse repurchase agreement is included in cash equivalents in the accompanying consolidated balance sheet. Hampshire requires that the market value of the underlying securities provided as collateral for repurchase agreements be a minimum of 100% of their contractual resale price to the Bank.

Short-term corporate notes are carried at cost which approximates market value.

2.  CHANGE IN ACCOUNTING PRINCIPLES

Effective January 1, 1994, Chubb Life and Hampshire adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." SFAS No. 112 requires that the expected cost of providing postemployment benefits, principally severance, disability and unemployment benefits, to former or inactive employees, their beneficiaries and covered dependents be accrued during the years that the employees render the necessary service. Prior to 1994, the pay as you go, or cash method was used to recognize the cost of these benefits. The cumulative effect of this change as of January 1, 1994 was immaterial to Hampshire. Hampshire's allocated portion of such 1994 costs was $6,280, which has been included in General and Administrative expenses in the accompanying financial statements.

                                    16 of 41

                    Hampshire Funding, Inc. and Subsidiary

2.  CHANGE IN ACCOUNTING PRINCIPLES (CONTINUED)

Effective January 1, 1993, Chubb Life and Hampshire adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." SFAS No. 106 requires that the expected cost of providing postretirement benefits, principally health care and life insurance, to employees, their beneficiaries and covered dependents be accrued during the years that the employees render the necessary service. Prior to 1993, the pay-as-you-go, or cash method was used to recognize the cost of these benefits. The cumulative effect of this change as of January 1, 1993 was immaterial to Hampshire. Hampshire's allocated portion of such costs was $24,631 and $18,530 in 1994 and 1993, respectively, which has been included in General and Administrative expenses in the accompanying financial statements.

Chubb Life and Hampshire also adopted SFAS No. 109, "Accounting for Income Taxes," as of January 1, 1993. SFAS No. 109 prescribes an asset and liability method of accounting for income taxes, rather than the deferred method previously used. The objective of the asset and liability method is to recognize an asset or liability for the expected future tax effects attributable to differences between the financial reporting and the tax basis of assets and liabilities, based on the enacted tax rates and other provisions of tax law.
The cumulative effect of such change as of January 1, 1993 was immaterial to Hampshire. Of the $78,043 federal income taxes recoverable at December 31, 1994, $10,819 represents a deferred tax asset related to the postretirement benefits and postemployment benefits expense of $30,911 recorded in 1994. The deferred tax asset at December 31, 1993 was $6,485, which also related to postretirement benefits.

3.  FEDERAL INCOME TAXES

The operations of Hampshire are included in the consolidated federal income tax return of Chubb. Federal income tax is allocated by Chubb Life as if Hampshire filed a separate income tax return. Deferred tax assets and liabilities are recognized for the expected future tax effects attributable to temporary differences between the financial reporting and tax bases of assets and liabilities, based on enacted tax rates and other provisions of tax law.
Federal income taxes have been provided at the statutory rate of 35% in 1994 and 1993 and 34% in 1992.

Hampshire made income tax payments to Chubb of $336,577, $280,313 and $189,391 in 1994, 1993 and 1992, respectively.

                                    17 of 41

                    Hampshire Funding, Inc. and Subsidiary

4.  RETIREMENT BENEFITS

Hampshire participates in the Pension Plan for the Employees of Chubb Life and Participating Affiliates, a defined benefit plan, which covers substantially all of its employees. Accumulated plan benefits, plan net assets and net periodic pension costs by component for Hampshire is not determinable. Costs allocated by Chubb Life to Hampshire during 1994 relative to the Pension Plan were $24,269.

Certain health and life insurance benefits for all eligible retired employees are provided by Chubb Life. Benefits are paid as covered expenses are incurred. Health care coverage is contributory. Retiree contributions vary based upon a retiree's age, type of coverage and years of service with Hampshire. Life insurance is noncontributory. The expected cost of providing these postretirement benefits to employees and their beneficiaries and covered dependents are being accrued during the years that the employees render the necessary service.

5.  OPTION AND INCENTIVE PLANS

As a subsidiary of Chubb, Hampshire and its employees are eligible to participate in the following option and incentive plans:

    The Employee Stock Ownership Plan (ESOP) is funded through semi-annual contributions in amounts determined at the discretion of Chubb's Boards of Directors. A portion of Chubb common stock is allocated to eligible employees as contributions are made by Chubb.

    The Capital Accumulation Plan, a savings plan, is funded by employee contributions. Hampshire makes a matching contribution equal to 100% of each eligible employee's pre-tax elective contributions, up to 4% of the employee's compensation. Contributions are invested at the election of the employee in Chubb's common stock or in various other investment funds.

Hampshire's proportionate share of costs related to these option and incentive plans was $39,394 for the year ended December 31, 1994.

Total costs allocated by Chubb Life to Hampshire, during the year presented relative to the above benefits, have been included in General and Administrative expenses in the accompanying financial statements. Amounts allocated to Hampshire in years prior to 1994 relative to the above benefit plans were immaterial.

                                    18 of 41

                    Hampshire Funding, Inc. and Subsidiary

6.  LOAN AGREEMENT

Since 1989, Hampshire's funds for financing premium loans have been obtained through loan agreements with affiliates. Hampshire has a loan agreement with Colonial providing for a $29,000,000 revolving line of credit. The interest rate is variable and is based on Colonial's cost of short-term funds. The range of interest rates at December 31, 1994 on this loan were from 4.95% to 6.10%.
At December 31, 1994, Hampshire had borrowed $26,000,000 under the agreement with Colonial. On September 29, 1994, Hampshire amended its loan agreement with Chubb Life to provide for a $20,000,000 revolving line of credit, representing an increase of $10 million from the previous loan agreement. The interest accrues at a rate not to exceed prime plus 250 basis points per annum. Presently, interest is being charged to Hampshire at current short term rates (6.53% at December 31, 1994) on the first $10 million and at the rate which Hampshire charges their clients (8.85%) on any loan balance over $10 million.
At December 31, 1994, Hampshire had borrowed $13.5 million under this agreement with Chubb Life. The balance on the loan was increased to $14 million subsequent to December 31, 1994. Hampshire expects that it will be able to obtain this financing for the foreseeable future.

Interest paid, including prepayments, on the loan agreements was $1,751,527, $1,131,064 and $944,764 in 1994, 1993 and 1992, respectively.

                                    19 of 41

Item 9 - Changes in and Disagreements With Accountants on Accounting and
- ------------------------------------------------------------------------
Financial Disclosure
- --------------------

Not Applicable
                                    PART III

Item 10 - Directors and Executive Officers of the Registrant
- ------------------------------------------------------------

The following sets forth information relating to Directors and Executive Officers of the Company as of December 31, 1994.

     Name/(1)/                 Age                  Position/(2)/
     ----                      ---                  --------

     Bruce R. Stefany           45                  President and Director
     Randell G. Craig           49                  Director
     Ernest J. Tsouros          62                  Director
     Frederick H. Condon        60                  Director
     Joseph A. Morein           56                  Director
     John A. Weston             35                  Treasurer, Principal Financial and
                                                        Accounting Officer
     Charles C. Cornelio        35                  Vice President, General Counsel and Secretary
     Carol R. Hardiman          40                  Vice President, Administration
     Shari J. Lease             40                  Assistant Secretary
     Christopher J. Moakley     31                  Vice President, Consumer Relations
     Ronald J. Angarella        36                  Vice Chairman and Director
     James R. Wagner, Jr.       37                  Director

Bruce R. Stefany was elected President and Director of the Company and the Broker-Dealer in December 1987. Mr. Stefany was elected President of Chubb Series Trust in June 1994, President of Chubb America Fund, Inc. in January 1989 and Director and Senior Vice President of Chubb Investment Funds, Inc. in January 1988. All Funds are registered investment companies. In December 1987, he was elected President and Director of Hampshire Syndications, Inc., a subsidiary of the Company. Effective February 1988, Mr. Stefany was elected Senior Vice President of the Parent Corporation and Colonial.

Randell G. Craig was elected Director of the Company and the Broker-Dealer in May 1990. His principal occupation has been as Executive Vice President and Chief Marketing Officer of the Parent Corporation. He also serves as Director and Executive Vice President of Colonial and the Service Company. Prior to March 1992, Mr. Craig served as Executive Vice President, General Agency and prior to March 1991 he served as Senior Vice President, General Agency of the Parent Corporation. From 1986 to May 1990, Mr. Craig was Vice President, Marketing and Sales for Crown Life Insurance Company.

Ernest J. Tsouros was elected Director of the Company and the Broker-Dealer in May 1969. His principal occupation since 1982 has been as Vice President of the Parent Corporation. He also serves as Vice President of Colonial and the Service Company.

Frederick H. Condon was elected Director of the Company and the Broker-Dealer in February 1984. His principal occupation since 1985 has been as Senior Vice President, General Counsel and Secretary of the Parent Corporation. He serves as Senior Vice President, General Counsel and Secretary of Colonial, Chubb Sovereign, and the Service Company and as Vice President and Director of Hampshire Syndications, Inc.

                                    20 of 41

Joseph A. Morein was elected Director of the Company and the Broker-Dealer in September 1987. His principal occupation since August 1986 has been as a Vice President of The Chubb Corporation.

John A. Weston was elected Treasurer of the Company and the Broker-Dealer in August 1988. Mr. Weston was elected Treasurer of Chubb Series Trust in June 1994, and Assistant Treasurer, UST Master Variable Series, Inc. in September 1994. His principal occupation since July 1989 has been as Mutual Fund Accounting Officer of the Parent Corporation. He was elected Treasurer of Chubb Investment Funds, Inc. and Chubb America Fund, Inc. in April 1992, Treasurer of Chubb Investment Advisory Corporation in May 1992, and Hampshire Syndications, Inc. in July 1991. From July 1987 to July 1989 Mr. Weston was Mutual Fund Accounting Manager for Chubb Investment Funds, Inc. and Chubb America Fund, Inc.

Charles C. Cornelio was elected Vice President, General Counsel and Secretary of the Company, the Broker-Dealer, and Hampshire Syndications, Inc. in May 1993. His principal occupation since December, 1994 has been as Senior Vice President and Chief Administrative Officer of the Parent Corporation. From March 1992 to December 1994 he served as Vice President, Counsel and Assistant Secretary for the Parent Corporation. He also serves as Vice President, Counsel and Assistant Secretary of Colonial and the Service Company and as Vice President, Counsel and Assistant Secretary to Chubb Investment Funds, Inc. and Chubb America Fund, Inc. From September 1988 to October 1989 Mr. Cornelio was Assistant Counsel of the Parent Corporation, and from October 1989 to June 1991 he was Associate Counsel of the Parent Corporation. He also serves as a Director of Hampshire Syndications, Inc.

Carol R. Hardiman was elected Vice President, Administration of the Company and the Broker-Dealer in June 1989. From October 1987 to May 1989, she was Assistant Vice President of the Company and the Broker-Dealer.

Shari J. Lease was elected Assistant Secretary of the Company and the Broker-Dealer in December 1994. Her principal occupation since April 1994 has been as Assistant Vice President and Associate Counsel of the Parent Corporation. Ms. Lease was elected Secretary of Chubb Investment Funds, Inc. and Chubb America Fund, Inc., in April 1992, Secretary of Chubb Series Trust in December 1993 and Assistant Secretary of Hampshire Syndications, Inc. in May 1994. She served as Assistant Counsel of the Parent Corporation from October 1990 to April 1994 and Assistant Secretary of Chubb Investment Funds, Inc. and Chubb America Fund, Inc. from July 1991 to April 1992. From April 1984 to October 1990

Ms. Lease was Assistant Vice President and Assistant Counsel of SBM Company and its various affiliates.

Christopher J. Moakley was elected Vice President of the Parent Corporation in June 1994. His principal occupation since June 1994 has been as Vice President of Consumer Relations of the Parent Corporation. Prior to joining the Parent Corporation, Mr. Moakley served as Vice President, Corporate Secretary and Compliance Officer for John Hancock Mutual Life Insurance Company and John Hancock Variable Life Insurance Company from 1991 to 1994 and as Assistant Regulatory and Compliance Officer from 1988 to 1990 for John Hancock Mutual Life Insurance Company.

Ronald R. Angarella was elected Senior Vice President of the Parent Corporation and Vice Chairman of the Broker-Dealer in November 1994. Mr. Angarella was elected Vice President, Staff Management of the Parent Corporation in September 1992 and Assistant Vice President, Staff Management of the Parent Corporation in February 1992. From March 1990 he served as Assistant Vice President, Marketing of the Broker-Dealer.

                                    21 of 41

James R. Wagner, Jr. was elected Senior Vice President and Chief Marketing Officer of the Parent Corporation in November 1994. He also acts as Trustee for The Chubb Series Trust since June 1994. From June 1993 to November 1994 he served as Senior Vice President, Marketing, Individual Insurance of the Parent Corporation. He was elected Vice President of the Company in May 1991. Prior to joining the Company, he was Agency Manager from January 1990 to May 1991 and Assistant Vice President from March 1987 to January 1990 for Crown Life Insurance Company.


_____________________________________________

/(1)/ There are no family relationships existing between or among any of the above-listed Directors or Executive Officers.

/(2)/ The term of office of each of the foregoing Directors and Executive Officers extends until the annual meetings of the shareholders and Board of Directors or until removed by the Board of Directors.

                                    22 of 41

Item 11 - Executive Compensation
- --------------------------------

(a) The Company pays no remuneration to its Directors and Officers, nor does it have any agreement, commitment, or plan to pay salaries or compensation to any Director or Officer on other than a nominal basis. The Service Company employs all of the personnel who perform business functions for the Company, which personnel also perform functions for affiliates of the Company.

Item 12 - Security Ownership of Certain Beneficial Owners and Management
- ------------------------------------------------------------------------

(a) The table below sets forth ownership of the Company's issued and outstanding common stock as of March 15, 1995.

Title of       Name and Address       Amount and Nature of     Percent of
Class          of Beneficial Owner    Beneficial Ownership       Class
- --------       -------------------    --------------------     ----------

Common         Chubb Life Insurance  50,000 shares of record     100
               Company of America
               One Granite Place
               Concord, New Hampshire

Item 13 - Certain Relationships and Related Transactions
- --------------------------------------------------------

(a) The Company, the Parent Corporation, Colonial and Chubb Sovereign all have agreements with the Service Company whereby the Service Company provides service and joint operations. In addition, the Company utilizes furniture, equipment and fixtures owned by one or more of the Insurance Companies.
     The Company pays the Service Company a fee, determined in accordance with mutually agreed upon cost allocation methods, which the Companies believe reflect a proportional allocation of common costs and are commensurate for the performance of the applicable duties.

     The Company's funds for financing the Programs are currently obtained through Loan Agreements and Company-Lender Agreements (together the "Agreements") with Colonial and Chubb Life. The Agreements provide for revolving credit arrangements under which Colonial will make advances to the Company in an amount not to exceed $29,000,000, and Chubb Life will make advances to the Company in an amount not to exceed $20,000,000. The loans are made at short-term lending rates agreed upon by the Company and its lenders which are subject to change in accordance with the Agreements and market conditions.

     In March, 1990 franchise fee agreements were entered into between the Company and certain of the Insurance Companies from which the Company received $300,000 of franchise fees. No franchise fees have been paid since nor does the Company anticipate receiving any fees in 1995.

(b)  See Item 10, Directors and Executive Officers of the Registrant.

                                    23 of 41

                                    PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8K
- -------------------------------------------------------------------------

(a)  Documents filed as a part of this Report.

     1. The following consolidated financial statements of Hampshire Funding, Inc. and Subsidiary are included in Item 8:

          (i)    Report of Independent Auditors

          (ii)   Consolidated Balance Sheets as of December 31, 1994 and 1993

          (iii) Consolidated Statements of Operations and Retained Earnings for each of the three years in the period ended December 31, 1994.

          (iv) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1994.

          (v)    Notes to Consolidated Financial Statements

     2.   Financial Statement Schedules

          All Schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and the notes thereto.

     3.   Exhibits

          (i) Pursuant to Rule 12b-23 and General Instruction G, the following exhibits required to be filed with this Report pursuant to the Instructions for Item 14 above are incorporated by reference from the reference source cited in the table below.

          Reg S-K
          Item 601

           Exhibit
          Table No.             Document               Reference Source
          ---------             --------               ----------------


            (1)         Distribution Agreement         Form 10-K, filed
                        between the Company and        March 15, 1990, for the
                        Chubb Securities Corporation   year ended December 31,
                        dated March 1, 1990            1989, pp. 23-24

            (3)     (i) Articles of Incorporation      Form 10-K, filed
                        of Company                     March 15, 1990, for the
                                                       year ended December 31,
                                                       1989, pp. 25-27


                                    24 of 41


    Exhibit
   Table No.                 Document                 Reference Source
   ---------                 --------                 ----------------

                  (ii)  By-Laws of Company            Form 10-K, filed
                                                      March 15, 1990, for the
                                                      year ended December 31,
                                                      1989, pp. 28-46

      (10)    (i)  (a)  Loan Agreement between        Form 10-K, filed
                        the Company and The           March 15, 1990, for the
                        Colonial Life Insurance       year ended December 31,
                        Company of America, dated     1989, pp. 54
                        July 7, 1989

                   (b)  Amendment to Loan             Form 10-K, filed
                        Agreement between the         March 15, 1990, for the
                        Company and The Colonial      year ended December 31,
                        Life Insurance Company of     1989, pp. 55-56
                        America, dated March 8,
                        1990

                   (c)  Second Amendment to Loan      Form 10-K, filed
                        Agreement between the         March 29, 1993, for the
                        Company and The Colonial      year ended December 31,
                        Life Insurance Company of     1992, pp. 23-24
                        America, dated December 15,
                        1992

                   (d)  Third Amendment to Loan       Form 10-K, filed
                        Agreement between the         March 29, 1993, for the
                        Company and The Colonial      year ended December 31,
                        Life Insurance Company of     1992, pp. 25-26
                        America, dated March 8, 1993

                   (e)  Fourth Amendment to Loan      Form 10-K filed
                        Agreement between the         March 9, 1994 for the
                        Company and The               year ended December 31,
                        Colonial Life Insurance       1993, pp. 33-34
                        Company of America, dated
                        June 17, 1993

              (ii) (a)  Company-Lender Agreement      Form 10-K, filed
                        between the Company and       March 15, 1990, for the
                        The Colonial Life             year ended December 31,
                        Insurance Company of          1989, pp. 57-60
                        America, dated July 7,
                        1989

                   (b)  Amendment to Acceptance       Form 10-K, filed
                        of Company-Lender             March 15, 1990, for the
                        Agreement between the         year ended December 31,
                        Company and The Colonial      1989, pp. 61
                        Life Insurance Company of
                        America, dated March 8,
                        1990

                                    25 of 41

       Exhibit
      Table No.                  Document                Reference Source
      ---------                  --------                ----------------

                       (c)  Second Amendment to          Form 10-K, filed
                            Acceptance of                March 29, 1993, for the
                            Company-Lender Agreement     year ended December 31,
                            between the Company and      1992, pp. 27-28
                            The Colonial Life Insurance
                            Company of America,
                            dated December 15, 1992

                       (d)  Third Amendment to           Form 10-K, filed
                            Acceptance of                March 29, 1993, for the
                            Company-Lender Agreement     year ended December 31,
                            between the Company and      1992, pp. 29-30
                            The Colonial Life Insurance
                            Company of America,
                            dated March 8, 1993

                       (e)  Fourth Amendment to          Form 10-K filed
                            Acceptance of                March 9, 1994 for the
                            Company-Lender               year ended December 31,
                            Agreement between the        1993, pp. 35-36
                            Company and The
                            Colonial Life Insurance
                            Company of America, dated
                            June 17, 1993

                 (iii)      Franchise Fee Agreement      Form 10-K, filed
                            between the Company and      March 15, 1990, for the
                            Chubb Life Insurance         year ended December 31,
                            Company of America, dated    1989, pp. 62-63
                            March 9, 1990

                  (iv)      Franchise Fee Agreement      Form 10-K, filed
                            between the Company and      March 15, 1990, for the
                            The Volunteer State Life     year ended December 31,
                            Insurance Company, dated     1989, pp. 64-65
                            March 9, 1990


                   (v) (a)  Loan Agreement between       Form 10-K filed
                            the Company and Chubb        March 9, 1994 for the
                            Life Insurance Company       year ended December 31,
                            of America, dated            1993, pp. 37-38
                            September 29, 1993

                       (b)  Company-Lender Agreement     Form 10-K filed
                            between the Company and      March 9, 1994 for the
                            Chubb Life Insurance         year ended December 31,
                            Company of America, dated    1993, pp. 39-40
                            September 29, 1993

                                    26 of 41

       Exhibit
      Table No.                   Document                   Page
      ---------                   --------                   ----

                         (c)  Acceptance of Company          Form 10-K filed
                              -Lender Agreement between      March 9, 1994 for the
                              the Company and The Chubb      year ended December 31,
                              Life Insurance Company of      1993, pp. 41-42
                              America, dated

                              September 29, 1993

          (22)            Subsidiaries of the Registrant     Form 10-K, filed
                                                             March 15, 1990, for the
                                                             year ended December 31,
                                                             1989, pp. 66

          (ii)         Filed by enclosure.

          Reg S-K
          Item 601

          (4)            (i)  Agency Agreement and           29-31
                              Limited Power of Attorney

                        (ii)  Change in Participant in       32-33
                              Program

                       (iii)  Disclosure Statement and       34-35
                              Agreement to Modify a
                              Program

                         (a)  Loan Agreement between the     36-37
                              Company and Chubb Life
                              Insurance of America, dated
                              September 29, 1994

                         (b)  Company-Lender Agreement       38-39
                              between the Company and
                              Chubb Life Insurance
                              Company of America, dated
                              September 29, 1994

                         (c)  Acceptance of Company          40-41
                              -Lender Agreement between
                              the Company and The Chubb
                              Life Insurance Company of
                              America, dated
                              September 29, 1994

          (b)  Reports on Form 8-K

               No Reports on Form 8-K were filed by the Company during the quarter ended December 31, 1994.

                                    27 of 41

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:    March ___, 1995        HAMPSHIRE FUNDING, INC.


                                   By:  /s/  BRUCE R. STEFANY
                                        ---------------------------------------
                                        Bruce R. Stefany, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            Name                    Title                        Date
            ----                    -----                        ----

/s/ RONALD R. ANGARELLA      Vice Chairman and Director      March 10, 1995
- --------------------------
   Ronald R. Angarella

/s/ BRUCE R. STEFANY         President and Director          March 10, 1995
- --------------------------
    Bruce R. Stefany

/s/ JAMES R. WAGNER, JR.     Director                        March 10, 1995
- --------------------------
   James R. Wagner, Jr.

/s/ FREDERICK H. CONDON      Director                        March 10, 1995
- --------------------------
   Frederick H. Condon

/s/ ERNEST J. TSOUROS        Director                        March 10, 1995
- --------------------------
    Ernest J. Tsouros

/s/ RANDELL G. CRAIG         Director                        March 10, 1995
- --------------------------
    Randell G. Craig

- --------------------------
     Joseph A. Morein        Director                        March 10, 1995
/S/ JOHN A. WESTON
- --------------------------
     JOHN A. WESTON         Treasurer, Principal Financial   March 10, 1995
                            and Accounting Officer

                                    28 of 41

                                                            AGENCY AGREEMENT AND
[LOGO OF HAMPSHIRE FUNDING, INC. APPEARS HERE]         LIMITED POWER OF ATTORNEY
________________________________________________________________________________

Hampshire Funding, Inc., One Granite Place, P.O. Box 2005, Concord, NH 03302

Subject to the agreement of Hampshire Funding, Inc.  (the"Company")

I (We) (the "Participant(s)") hereby establish a Hampshire Funding, Inc. Program for the Acquisition of Mutual Fund Shares and Insurance (the "Program") which Program is described in the Company's Prospectus (the "Prospectus"). This Agency Agreement and Limited Power of Attorney (the"Agreement") shall be governed by and interpreted in accordance with the laws of the State of New Hampshire. Singular nouns and pronouns shall be read in the plural, where applicable.

I hereby appoint the Company as my Agent and attorney-in-fact and assign and transfer to the Company as my Agent all my interest in my investment account(s) and in any future additions thereto which are or will be held pursuant to my Program (hereinafter referred to as the "Account") with open-end investment companies registered under the Investment Company Act of 1940 (hereinafter referred to as the"Fund") and all shares of the Fund (hereinafter referred to as the "Shares"), except the right to vote as a shareholder in all matters relating to the Fund. The Account and Shares shall be held in the Company's name or in that of its nominee as custodian for my Account, which shall be held pursuant to the terms of this Agreement and the current Prospectus.

1. I hereby authorize the Company to make advances on my behalf to pay premiums as they become due or excess premiums as agreed to by the Company, including renewal premiums, on any insurance policy available through the Program for which I have instructed the Company to pay the premiums, or on any policies purchased to replace said policies.

This Agreement shall evidence my obligation to repay the advances as described herein. I agree to pay the Company the amount of all such advances, including interest at a per annum rate determined by the company, which may change at any time during the Program but which at no time shall be less than the nominal interest rate of 6% per annum nor more than 3 percentage points above the prime or base rate as quoted in the Wall Street Journal; nor more than the maximum rate permitted by the laws of the State of New Hampshire, which laws shall govern all matters of interest and charges hereunder. Any change in the interest rate made by the Company will become effective immediately without prior notice to the Participants. Interest will be compounded monthly, quarterly, semiannually or annually, which shall be determined by the frequency of the premium advances, i.e. the premium payment mode for the policy. The aggregate advances plus accrued interest is hereinafter referred to as the "Account Indebtedness". I hereby pledge with and authorize the Company to hold as custodian and pledge my Shares as collateral security for the payment of the Account Indebtedness in accordance with the terms herein and those of the current Prospectus. I understand and agree that if I do not pay the accrued interest upon its due date, the due date of the subsequent premium, the principal amount of my Account Indebtedness shall be increased by the amount of all accrued interest, the intent being that interest not paid when due shall be deemed thereafter to be principal and shall be treated in the same manner as advances made for insurance premiums.

2. I authorize the Company as my attorney-in-fact to accept on my behalf and acknowledge the receipt of disclosure statements for the extension of credit under the applicable regulations of the Federal Truth-In-Lending Act, if any, for subsequent delivery to me.

3. I further hereby authorize the Company to assign and transfer my Account indebtedness, and any Shares pledged to the Company as required to secure such Account Indebtedness as collateral security for the Company's indebtedness pursuant to any financing arrangements with certain lenders, but only to the extent of the Account Indebtedness plus the current premium or premiums of the policies listed above. Such Account Indebtedness and the Shares pledged to secure the Company's Indebtedness shall not exceed my Account Indebtedness and the Shares pledged to the Company in accordance with the terms of the Prospectus. I further understand that in the event any of my pledged Shares are sold or redeemed pursuant to the terms of this Agreement, the Prospectus, or the Company's financing arrangements, my financial responsibility will be limited by the amount of my Account Indebtedness to the Company; that the proceeds of the sale or redemption of any Shares in excess of my Account Indebtedness will be paid to me as though I specifically requested withdrawal of the same, unless investment thereof is directed by me in writing, via mail or facsimile, in which event I understand: (i) regular investment charges, if any, will be charged with respect to any purchase of additional Shares; (ii) the number of Shares so sold or redeemed shall not exceed the number of full Shares the sale or redemption value of which will provide cash equal to my Account Indebtedness hereunder; and
(iii) any pledged Shares not sold or redeemed to satisfy my Account Indebtedness will be delivered to my Account and released from all pledge arrangements contemplated hereby.

4. I understand that I may at any time elect to pay the interest on my Account Indebtedness in cash or to prepay in cash my Account Indebtedness in full or in part, provided that I pay fees and charges as stated in the Prospectus which is current at the time of termination or payment of Account Indebtedness. If the Account Indebtedness is prepaid in full, the Program and this Agreement will terminate.

5. I authorize the Company, as my attorney-in-fact, to execute on my behalf any stock transfer power subject to the limitations stated herein and in the Prospectus.

                                    29 of 41

6. I agree to pay the Company annually an administrative charge which will reasonably compensate it for its services pursuant hereto. Unless such administrative charge is paid by me in cash, the Company, at its discretion, hereby is further authorized to pay this charge by redeeming Shares in the amount equal to such charge or to increase my Account Indebtedness by an amount equal to that charge. I also understand that I may pay the entire administrative charges over the life of the Program by paying, at the time this Agreement is signed, a nonrefundable lump sum fee. I also agree to pay all termination fees and liquidation charges upon termination of the Program and all charges for special services in accordance with the current Prospectus.

7. This Appointment and Agreement may be terminated effective immediately by me upon written notice mailed or transmitted via facsimile to the Company and will be terminated by the Company upon the happening of any of the following events: 1) the death of all Participants of the Program; 2) the death of all Insureds covered by a policy (ies) under the Program; 3) if the Shares held as collateral for the Account Indebtedness fail to meet the minimum collateral requirements due either to a decline in value of the Shares or an increase in the Account Indebtedness as set forth in the Prospectus; 4) if the Program fails to meet the Program's minimum investment requirements set forth in the Prospectus due to a decrease in the insurance premiums advanced under the Program unless waived by the Company to the extent permitted by law; 5) the date ten (10) years from the due date of the initial premium advanced (Normal Expiration Date), unless extended by mutual agreement between the Company and the Participant; or 6) upon the inability of the Company to provide or arrange for financing of premiums. If the Participant is a corporation, "death of all Participants" shall be read "the dissolution, or bankruptcy" of the corporation or the appointment of a trustee or receiver for its property; if a Trustee pursuant to a valid trust instrument, the termination of the trust. Notwithstanding such termination, the appointments made hereunder shall continue in effect for the purpose of redeeming my Shares or otherwise effecting payment of my Account Indebtedness. The Company, any lender, and the Fund shall be entitled to rely and act upon the authority granted by me under this Agreement until each of them respectively has received actual written notice of its revocation or termination.

8. I understand that the Company cannot give any assurance that the proposed insured, in an application for a policy to be included in a Program, will qualify for insurance. No fees charged at the initiation of a Program apply to insurance, thus no conditional receipt for insurance coverage will be issued; that is, I will be without insurance coverage until (i) the application for insurance is approved and (ii) the expiration of 31 days from the date of purchase of the mutual fund shares. If I wish to conditionally obtain insurance coverage prior to completion of the underwriting process, I may pay an additional premium payment as described in the current Prospectus. I understand that such conditional insurance coverage may not be available in all cases.

9. Upon termination of this Agreement, the Program shall terminate and a sufficient number of Shares held as collateral will be redeemed on a purely discretionary basis by the Company to pay off the Account Indebtedness. The remaining shares received from a pledgee or otherwise will be reregistered in the name of the Participant. No investment of cash received in my Account upon termination of this Agreement shall be made by the Company unless investment thereof is directed by me in writing, in which event regular investment charges will be made.

10. Subject to the agreement of the Company, the Participant in this Program may be changed. The successor Participant must determine that the investment is suitable for him/her and adopt all the terms of this Agreement as his/her own, including the assumption of liability for the Account Indebtedness.

11. A policy may be added to the Program or the Program modified after its inception upon agreement with the Company. However, the Program, if not otherwise terminated, shall still terminate on the Normal Expiration Date, unless extended by mutual agreement between the Company and the Participant.

12. The Program and all Shares held and/or purchased under the terms of a Program for which there is more than one Participant will be held by Hampshire Funding, Inc. as Custodian for all Participants as Joint Owners with rights of survivorship, irrespective of the ownership of any shares prior to the commencement of the Program.

FEDERAL REVERSE BOARD REGULATION Z
DISCLOSURE STATEMENT

     All figures assume: 1) this Agreement will be in full force and effect until the date ten (10) years from the due date of the initial premium advanced under the Program, when the full amount of the loan (Account Indebtedness) will be repaid; 2) the annual administrative charges are financed unless otherwise indicated; 3) the interest rate, which is a variable rate and subject to change at any time, remains the same throughout the ten year period of this Agreement; and 4) no charges have been incurred for special services due to modification of the Program.

If premiums of a variable or dynamic life insurance policy are paid under the Program, the amount and timing of payments are assumed to follow the recommended payment schedule for the policy's current interest rate, which is provided by the appropriate insurance company. These figures may change over the life of the Program, depending upon deviations from the payment schedule,

                                    30 of 41
changes in the policy's interest rate, which is variable, and the policy's face amount.

     1.  AMOUNT FINANCED, the amount of credit provided to you on your behalf $
         ________.

     2.  FINANCE CHARGE, the dollar amount the credit will cost you $_________.

     3. TOTAL OF PAYMENTS, the amount you will have paid when you have repaid the loan $_________.

     4. ANNUAL PERCENTAGE RATE, the cost of your credit as a yearly rate. Excluding annual administrative fee_________. Including annual administrative fee_________.

You have the right to receive a written itemization of the Amount Financed. Do you desire an itemization?
                                             [_]Yes                 [_]No

DEFAULT CHARGE: There are no default, delinquency or collection charges. Reasonable fees will be charged for special services such as loan reductions, protested checks, changes in frequency of advances, changes from one mutual fund account to another, redemption of mutual fund shares, and others.

PREPAYMENT: A termination fee and liquidation charges will be imposed if the Account Indebtedness is prepaid in full; reasonable fees also will be charged if the loan balance is reduced. Refer to the terms of this Agreement and the Prospectus which is current at the time of termination or payment of Account Indebtedness for information regarding these fees and charges and relating to default, your obligation to maintain adequate security, the right of Hampshire

Funding, Inc. to terminate the Program and require repayment of the Account Indebtedness and any other transaction charges which may have been incurred.

VARIABLE RATE: The Annual Percentage Rate may increase or decrease at any time during the term of the Program at the discretion of Hampshire Funding, Inc. The nominal interest rate will in no event be less than 6% per annum nor exceed 3 percentage points above the prime or base rate as quoted in the Wall Street Journal. An increase in the rate will mean a larger amount will be due upon termination of the Program; additional collateral may be required in accordance with the Margin Requirements of the Company. For example, if a Participant were paying annual premiums of $1,000 at a nominal interest rate of 12.000% for the ten year life of the Program, the Total of Payments, including the administrative fee would be $20,833.86 with an Annual Percentage Rate of 13.016%. If the Participant were paying the same premium at a nominal interest rate of 13.000% for the ten year life of the Program, the Total of Payments, including the administrative fee would be $22,063.18 with an Annual Percentage Rate of 14.015%, rather than the figures shown above. See the Prospectus for further details relating to the Margin Requirements.

SECURITY: The Account Indebtedness is secured by the pledge of your Shares as described in this Agreement and the current Prospectus.

CREDIT INSURANCE: Credit life and disability insurance are not required to obtain credit.

I ACKNOWLEDGE, PRIOR TO THE CONSUMMATION OF THE TRANSACTION DISCLOSED HEREIN, RECEIPT OF A COPY OF THIS AGREEMENT CONTAINING THE DISCLOSURES REQUIRED BY FEDERAL LAW. I FURTHER ACKNOWLEDGE A COPY OF THE COMPANY'S CURRENT PROSPECTUS, THE CURRENT PROSPECTUS OF THE FUND, AND THE CURRENT PROSPECTUS OF ANY VARIABLE UNIVERSAL LIFE PRODUCT TO BE USED IN THE PROGRAM. I UNDERSTAND I WILL RECEIVE AN EXECUTED COPY OF THIS AGREEMENT AFTER IT HAS BEEN COUNTERSIGNED BY THE COMPANY. I ALSO UNDERSTAND THAT I HAVE THE RIGHT TO PURCHASE LIFE INSURANCE ONLY, EQUITY PRODUCTS ONLY, OR BOTH LIFE INSURANCE AND EQUITY PRODUCTS.

* Participant (1)                 * Participant (2)
  Signs X                           Signs X

______________________________    ___________________________________
  Street                            Street
______________________________    ___________________________________
  Town      State        Zip        Town        State        Zip

  Date:_______________________      Date:____________________________
Hampshire Funding, Inc. hereby accepts and agrees to act under the foregoing Agency Agreement and Limited Power of Attorney.

    HAMPSHIRE FUNDING, INC.       By:_____________________________
    P.O.  BOX 2005
    Concord, New Hampshire 03302  Date:___________________________
- ---------------------------------------------------------------------
*  DIRECTIONS

If the Participant is a corporation, an attested certificate of the vote of the Board of Directors bearing a signature of a corporate officer other than that of a person insured under a life insurance policy designated above must be attached hereto.

If the Participant is a partnership, the agreement must be executed by at least two general partners. A copy of the partnership agreement must be attached hereto.

If the Participant is a trustee, the word trustee must appear after his/her signature. The signature will warrant that the trustee is acting pursuant to a valid trust instrument under which the trustee is authorized and empowered to execute this Agreement and to fulfill all its terms and conditions and carry out all of the transactions contemplated hereby. A copy of that trust agreement must be attached hereto.

                       RETURN ALL COPIES TO HOME OFFICE

                                    31 of 41

[LOGO OF HAMPSHIRE FUNDING, INC., APPEARS HERE]            CHANGE IN PARTICIPANT
                                                                      IN PROGRAM
================================================================================
Hampshire Funding, Inc., One Granite Place, P.O. Box 2005, Concord, NH 03302

Change of Participant in Hampshire Funding Program No.__________ Established By Agency Agreement and Limited Power of Attorney dated ___________________ .

  By signing below, and subject to the agreement of Hampshire Funding, Inc. I
(we),__________________________________________, the Assignor(s), do hereby assign, transfer and set over all my (our) right, title and interest in Hampshire Funding Program (The "Program") No.______________ established pursuant to the above Agency Agreement,__________________________________________ to ,
the Assignee(s), who by signing below does hereby accept said assignment and the terms set forth below. I (we), the Assignor(s), specifically assign, transfer and set over all my (our) right, title and interest in all mutual fund shares held as collateral security for said Program and authorize Hampshire Funding, Inc. to register such shares in the name of "Hampshire Funding, Inc. C/F ________________(Assignee(s))," such shares being currently registered in Hampshire Funding, Inc.'s name as custodian for me (us), the Assignor(s).

  The Assignee(s) hereby (1) acknowledges receipt of a copy of Hampshire Funding, Inc.'s Prospectus (the "Prospectus") and the aforesaid Agency Agreement, (2) adopts and agrees to each and every term of the Agency Agreement, and (3) appoints Hampshire Funding, Inc. as his attorney-in-fact to perform all the functions described therein including but not limited to the pledging of all shares in the Account, and authorizes Hampshire Funding, Inc. to continue advances of monies for premiums for the insurance policies included in said Program, and does hereby accept as his own, the obligation to repay the Account Indebtedness as defined in the Agency Agreement, whether incurred under it before or after this date.

  The Assignee(s) understands that all transactions governing the Program will be governed by the terms of said Agency Agreement and the Prospectus and both Assignor(s) and Assignee(s) fully understand that said Program and the Agency Agreement shall terminate and the Account Indebtedness be repaid immediately, should the Assignee(s) not qualify for the Program. In that event, the remaining shares following repayment of the Account Indebtedness shall be reregistered in the name of the Assignee(s).

  The Assignee(s) further acknowledge receipt of the Disclosure Statement required by Federal Reserve Board Regulation Z, which is made by Hampshire Funding, Inc. with respect to any sums borrowed pursuant to said Agency Agreement. The figures below assume actual advances, accrued interest and administrative fees from the inception of the Program to date and future advances made at the current interest rate, which is a variable rate, and for the current administrative fee, which is assumed to be financed unless otherwise indicated. The figures do not include charges incurred for special services due to modification of the Program. The Disclosure Statement assumes the Program will be in full force and effect until the date ten years from the due date of the initial premium advanced under said Program, at which time the full amount of the loan (Account Indebtedness) will be repaid.

  If premiums of a variable or dynamic life insurance policy are paid under the Program, the amount and timing of payments are assumed to follow the recommended payment schedule for the policy's current interest rate, which is provided by the appropriate insurance company. These figures may change over the life of the Program, depending upon deviations from the payment schedule, changes in the policy's interest rate, which is variable, and the policy's face amount.

1.  AMOUNT FINANCED, the amount of credit provided to you on your behalf $
    _____________________ .

2.  FINANCE CHARGE, the dollar amount the credit will cost you $
    ______________________ .

3. TOTAL OF PAYMENTS, the amount you will have paid when you have repaid the loan $ _________________ .

4. ANNUAL PERCENTAGE RATE, the cost of your credit as a yearly rate. Excluding annual administrative fee ____________ %. Including annual administrative fee _____________ %.

  You have the right to receive a written itemization of the Amount Financed.
Do you desire an itemization?
                                                                 [_] Yes  [_] No

DEFAULT CHARGE: There are no default, delinquency or collection charges. Reasonable fees will be charged for special services such as loan reductions, protested checks, changes in frequency of advances, changes from one mutual fund account to another, redemption of mutual fund shares, and others.

PREPAYMENT: A termination fee and liquidation charges will be imposed if the Account Indebtedness is prepaid in full; reasonable fees also will be charged if the loan balance is reduced. Refer to the terms of the Agency Agreement and the Prospectus which is current at the time of termination or payment of Account Indebtedness for information regarding these fees and charges and relating to default, your obligation to maintain adequate security, the right of Hampshire Funding, Inc. to terminate the Program and require repayment of the Account Indebtedness and any other transaction charges which may have been incurred.
                       RETURN ALL COPIES TO HOME OFFICE
                                                                     Page 1 of 2

                                    32 of 41

VARIABLE RATE: The Annual Percentage Rate may increase or decrease during the term of this transaction at the discretion of Hampshire Funding, Inc. Any change in the interest rate made by the Company will become effective immediately without prior notice to the Participants. The nominal interest rate will in no event be less than 6% per annum nor exceed 3 percentage points above the prime or base rate as quoted in the Wall Street Journal. An increase in the rate will mean a larger amount will be due upon termination o f the Program; additional collateral may be required in accordance with the Margin Requirements of the Company. For example, if the nominal interest rate on the premium advances was increased by 1% from the current rate, the Total of Payments including the administrative fee would be _____________ with an Annual Percentage Rate of _______ % rather than the figures shown above. See the current Prospectus for further details relating to the Margin Requirements.


SECURITY: The Account Indebtedness is secured by the pledge of the Participant's shares, as described in the Agency Agreement and the current prospectus.


CREDIT INSURANCE: Credit life and disability insurance are not required to obtain credit.


I (WE), THE ASSIGNEE(S), ACKNOWLEDGE, PRIOR TO THE FIRST PREMIUM ADVANCE MADE FOLLOWING CHANGE OF PARTICIPANT, RECEIPT OF A COPY OF ALL APPLICABLE PROSPECTUSES, THE AGENCY AGREEMENT AND THIS ASSIGNMENT CONTAINING THE DISCLOSURES REQUIRED BY FEDERAL LAW. I (WE) UNDERSTAND THAT I (WE) WILL RECEIVE AN EXECUTED COPY OF THIS ASSIGNMENT AFTER IT HAS BEEN COUNTERSIGNED BY THE COMPANY.

Assignor (1)                                Assignor (2)
Signs X _______________________________     Signs X ___________________________

_______________________________________     ___________________________________
  Street                                      Street

_______________________________________     ___________________________________
  Town          State            Zip          Town          State         Zip


  Date: _______________________________       Date: ___________________________

Assignee (1)                                 Assignee (2)
Signs X _______________________________      Sign X ___________________________

_______________________________________      __________________________________
  Street                                        Street

_______________________________________      __________________________________
  Town          State            Zip            Town        State         Zip


  Date: _______________________________         Date: _________________________


HAMPSHIRE FUNDING, INC. hereby              HAMPSHIRE FUNDING, INC.
accepts and agrees to act under said        P.O. BOX 2005
Agency Agreement and under the terms        CONCORD, NEW HAMPSHIRE 03302
of this Agreement.





                                            By _________________________________


                                            Date:_______________________________


                       RETURN ALL COPIES TO HOME OFFICE
                                                                     Page 2 of 2

                                    33 of 41

[LOGO OF HAMPSHIRE FUNDING, INC.,           DISCLOSURE STATEMENT AND AGREEMENT
APPEARS HERE]                                              TO MODIFY A PROGRAM
==============================================================================
Hampshire Funding, Inc., One Granite Place, P.O. Box 2005, Concord, NH 03302

Federal Reserve Board Regulation Z Disclosure Statement for

[_] addition of policy number(s) ________________________

[_] increase in premiums to be advanced due to modification of policy number(s) ______________________

[_] change in premium payment mode of policy number(s) ______________________

in Hampshire Funding Program ("Program") No. __________ established pursuant to an Agency Agreement and Limited Power of Attorney executed by and between Hampshire Funding, Inc. and on ________ . The figures below assume actual advances, accrued interest and administrative fees from the inception of the Program to date, and future advances made at the current interest rate, which is a variable rate, and for the current administrative fee, which is assumed to be financed unless otherwise indicated. The figures do not include charges incurred for special services due to modification of the Program.
The Disclosure Statement assumes the Program will be in full force and effect until the Normal Expiration Date, ten years from the due date of the initial premium advanced under the Agency Agreement, at which time the full amount of the loan (Account Indebtedness) will be repaid.

If premiums of a variable or dynamic life insurance policy are paid under the Program, the amount and timing of payments are assumed to follow the recommended payment schedule for the policy's current interest rate, which is provided by the appropriate insurance company. These figures may change over the life of the Program, depending upon deviations from the payment schedule, changes in the policy's interest rate, which is variable, and the policy's face amount.

  1.Amount Financed, the amount of credit provided to you on your behalf $
    ____________ .

  2.FINANCE CHARGE, the dollar amount the credit will cost you $ __________ .

  3.Total of Payments, the amount you will have paid when you have repaid the loan $ _____________ .

  4.ANNUAL PERCENTAGE RATE, the cost of your credit as a yearly rate. Excluding annual administrative fee __________ %. Including annual administrative fee _________ %.

You have the right to receive a written itemization of the Amount Financed.
Do you desire an itemization?
                                                                 [_] Yes  [_] No

DEFAULT CHARGE: There are no default, delinquency or collection charges. Reasonable fees will be charged for special services such as loan reductions, protested checks, changes in frequency of advances, changes from one mutual fund to another, redemption of mutual fund shares, and others.

PREPAYMENT: A termination fee and liquidation charges will be imposed if the Account Indebtedness is prepaid in full; reasonable fees also will be charged if the loan balance is reduced. Refer to the terms of this Agreement and the Prospectus which is current at the time of termination or payment of Account Indebtedness for information regarding these fees and charges and relating to default, your obligation to maintain adequate security, the right of Hampshire Funding, Inc. to terminate the Program and require repayment of the Account Indebtedness and any other transaction charges which may have been incurred.

VARIABLE RATE: The Annual Percentage Rate may increase or decrease at any time during the term of the Program at the discretion of Hampshire Funding, Inc. Any change in the interest rate made by the Company will become effective immediately without prior notice to the Participants. The nominal interest rate will in no event be less than 6% per annum nor exceed 3 percentage points above the prime or base rate as quoted in the Wall Street Journal. An increase in the rate will mean a larger amount will be due upon termination of the Program; additional collateral may be required in accordance with the Margin Requirements of the Company. For example, if the nominal interest rate on the premium advances was increased by 1% from the current rate, the Total of Payments including the administrative fee would be ___________ with an Annual Percentage Rate of ______________ % rather than the figures shown above. See the current Prospectus for further details relating to the Margin Requirements.

SECURITY: The Account Indebtedness is secured by the pledge of your shares, as described in the Agency Agreement and the current Prospectus.

CREDIT INSURANCE: Credit life and disability insurance are not required to obtain credit.

I ACKNOWLEDGE PRIOR TO THE MODIFICATION TO THE PROGRAM DESCRIBED ABOVE, RECEIPT OF A COPY OF ALL APPLICABLE PROSPECTUSES, THE AGENCY AGREEMENT AND THIS DISCLOSURE STATEMENT CONTAINING THE DISCLOSURES REQUIRED BY FEDERAL LAW AND AGREE THAT THE MODIFICATION TO THE PROGRAM WILL BE GOVERNED BY THE TERMS OF THE AFOREMENTIONED AGENCY AGREEMENT. I UNDERSTAND I WILL RECEIVE AN EXECUTED COPY OF THIS DISCLOSURE STATEMENT AND AGREEMENT AFTER IT HAS BEEN COUNTERSIGNED BY THE COMPANY.

                       RETURN ALL COPIES TO HOME OFFICE

                                    34 of 41

Participant (1)                           Participant (2)
Signs X ______________________________    Signs X _____________________________

______________________________________    _____________________________________
  Street                                    Street

______________________________________    _____________________________________
  Town         State       Zip              Town          State        Zip


  Date: ______________________________      Date: _____________________________


HAMPSHIRE FUNDING, INC. hereby accepts    HAMPSHIRE FUNDING, INC.
and agrees to act under the aforemen-     P.O. BOX 2005
tioned Agency Agreement and to make       CONCORD, NEW HAMPSHIRE 03302
the modification to the Program
established thereby.


                                          By _______________________________

                                          Date: ____________________________

                       RETURN ALL COPIES TO HOME OFFICE

                                    35 of 41

                                Loan Agreement
                                --------------


This Agreement is made by and between Chubb Life Insurance Company of America, Concord, New Hampshire (hereinafter "Chubb Life") and Hampshire Funding, Inc., Concord, New Hampshire (hereinafter "HFI") and is effective as of September 29th , 1994.
- -----


          1. Chubb Life agrees to make loans to HFI, upon written request from HFI, in an aggregate amount which shall not exceed Twenty Million Dollars ($20,000,000) at a rate of interest not in excess of the prime interest rate in effect in New York City at the time of any cash loan plus 2 1/2% and not less than a reasonable rate in accordance with market conditions. Interest on the amount advanced shall be paid as agreed by the parties but not less frequently than quarterly on the average daily outstanding balance. The principal balance outstanding on any loan shall be paid on its maturity date as agreed by the parties.

          2.  HFI shall make loans to its Hampshire Funding   Program
     participants, which loans shall be secured by the pledge of mutual fund shares or other acceptable collateral to HFI, which shall, at all times, have a fair market value of not less than one hundred thirty percent (130%) of the unpaid balance of HFI's notes held by Chubb Life, plus accrued interest thereon.

          3.  The funds so borrowed by HFI shall be used by HFI   solely to
     finance the purchase of life insurance issued by Chubb Life of Concord, New Hampshire, The Colonial Life Insurance Company of America of Parsippany, New Jersey and Chubb Sovereign Life Insurance Company of Santa Barbara, California for HFI's customers who purchase programs for coordinating the acquisition of mutual fund shares and life insurance.

          4.  Until Chubb Life has loaned HFI $20,000,000 as   provided by this
     Agreement, HFI agrees that it will not, without the express consent of Chubb Life, borrow any additional sums from any other lender other than The Colonial Life Insurance Company of America, and that it will at all times comply with Chubb Life's requirements concerning the redemption of shares to pay back its loans.

                                    36 of 41

It Witness Whereof, this Agreement has been executed in duplicate on the  29th
                                                                         ------
day of September, 1994.


                                            CHUBB LIFE INSURANCE COMPANY
                                            OF AMERICA



Attest: /s/Charles C. Cornelio              By: /s/Richard V. Werner
        -----------------------                 -----------------------
           Charles C. Cornelio                       Richard V. Werner

Title:     Vice President,                  Title:  Senior Vice President
      Counsel, Assistant Secretary                  and Treasurer



                                            HAMPSHIRE FUNDING, INC.


Attest: /s/Charles C. Cornelio              By:  /s/Bruce R. Stefany
        -----------------------                  -------------------------
           Charles C. Cornelio                      Bruce R. Stefany

Title:     Vice President,                  Title:   President
           General Counsel and
           Secretary



Attest: /s/Charles C. Cornelio              By: /s/John A. Weston
        -----------------------                 --------------------------
           Charles C. Cornelio                     John A. Weston

Title:     Vice President,                  Title:  Treasurer
           General Counsel, and
           Secretary

                                    37 of 41

                           COMPANY-LENDER AGREEMENT
                           ------------------------


     This Agreement is made by and between Hampshire Funding, Inc., Concord, New Hampshire (hereinafter "HFI"), and those lenders who have executed and caused to be attached hereto an "Acceptance of Company-Lender Agreement" in the form prescribed hereinafter.

     WITNESSETH:

     WHEREAS, HFI offers for sale and administers programs (the "Programs") which coordinate the acquisition of mutual fund shares and insurance described in the Registration Statement and Prospectus, as amended, filed by HFI with the Securities and Exchange Commission (the "Registration Statement"), and

     WHEREAS, HFI intends to obtain funds for the financing of the Programs through loans from various lenders in amounts at interest rates and maturities to be negotiated by HFI and such lenders, and

     WHEREAS, HFI and such lenders desire to set forth their rights and obligations in this Agreement with respect to said loans.

     NOW THEREFORE, it is agreed as follows:

     1. The lenders agree to lend and HFI agrees to borrow the funds specified and at the interest rate and term set forth on the "Acceptance of Company-Lender Agreement" executed by HFI and such lenders and attached hereto and made a part hereof (the "Acceptance").

     2. HFI agrees to finance the Programs with the proceeds or to repay existing outstanding loans used for that purpose and in accordance with the provisions of the Registration Statement to obtain security for its loans to the Program Participants, which shall, at all times, have a fair market value of not less than 130% of the principal plus accrued interest on all loans made by HFI. Said shares shall be redeemed by HFI upon demand by lender in the event conditions of default arise as set forth in paragraph 4 or the redemption value to the collateral held by HFI drops to a level set forth in Paragraph 3.

     3. In the event the aggregate redemption value of the mutual fund shares pledged with HFI by Participants is less than 130% of HFI's principal indebtedness plus accrued interest with its lenders, lenders may demand that HFI redeem any such shares as in accordance with its agreements with Participants may redeem in order to liquidate HFI's entire principal amount of indebtedness plus accrued interest, or any portion thereof.

                                    38 of 41

     4. In the event of a default by HFI in the timely payment of its principal obligations or interest payments to its lenders, HFI does hereby agree to redeem pledged mutual fund shares, but on and only on the maturity date of a Participant's Program. Any such redemption shall be used for the repayment of financing and shall be apportioned equitably amongst lenders whose loans are in default; however, to the extent any are secured, said lenders shall maintain a priority position.

     5. The current Prospectus of HFI shall be attached to each "Acceptance of Company-Lender Agreement" and shall govern the provisions hereof to the extent that the Company-Lender Agreement is inconsistent therewith. Any revised Prospectus of HFI shall modify this Company-Lender Agreement to the extent that the Prospectus is inconsistent herewith.



                                            Lender:

                                            CHUBB LIFE INSURANCE COMPANY
                                            OF AMERICA

Attest: /s/Charles C. Cornelio              By: /s/Richard V. Werner
        -----------------------                 -----------------------
           Charles C. Cornelio                      Richard V. Werner

Title:     Vice President,                  Title: Senior Vice President
       Counsel, Assistant Secretary                and Treasurer


                                            Accepted by:

                                            HAMPSHIRE FUNDING, INC.


Attest: /s/Charles C. Cornelio              By:  /s/Bruce R. Stefany
        -----------------------                 -------------------------
           Charles C. Cornelio                      Bruce R. Stefany

Title:     Vice President,                  Title:   President
       General Counsel and  Secretary



Attest: /s/Charles C. Cornelio              By: /s/John A. Weston
        -----------------------                 --------------------------
           Charles C. Cornelio                     John A. Weston

Title:     Vice President,                  Title:  Treasurer
       General Counsel, and Secretary


         Witness its hand and seal this 29th day of September, 1994
                                       ------

                                    39 of 41

                    Acceptance of Company-Lender Agreement
                    --------------------------------------

1. The parties hereto incorporate herein by reference the terms and provisions of the Company-Lender Agreement attached hereto and made a part hereof.

     A.  Name of Lender
         --------------

         Chubb Life Insurance Company of America
         (hereinafter "Chubb Life")

     B.  Maximum Aggregate Amount of Loans
         ---------------------------------

         $20,000,000

     C.  Rate of Interest
         ----------------

         An interest rate not in excess of the prime interest rate as quoted in the Wall Street Journal in New York City at the time of any cash loan plus 2 1/2% and not less than a reasonable rate in accordance with market conditions.

     D.  Term of Loan
         ------------

         To be agreed upon at the time each loan is made.

2. Chubb Life shall have the right to charge Hampshire Funding, Inc. (hereinafter "HFI") for any costs it incurs in lending the money to HFI.

3. In addition to the provisions of Paragraphs 1 and 2, the parties agree that HFI shall make, constitute and appoint Chubb Life its true and lawful attorney-in-fact, for it, and in its name, place and stead to verify with the various custodial banks that hold securities of the sundry mutual funds used as collateral in HFI's programs the quantity and type of collateral on deposit with HFI.

     Also, HFI agrees that upon demand by Chubb Life it shall make, execute and deliver any and all written instruments required by any investment company to effectuate the redemption of shares demanded by Chubb Life pursuant to the terms of the Company-Lender Agreement.

                                    40 of 41

4.   The provisions of this Acceptance of Company-Lender Agreement shall be
     deemed effective as of September      29th , 1994, the date of execution of
                                          ------
     the Company-Lender Agreement by Hampshire.

                                            Lender:

                                            CHUBB LIFE INSURANCE COMPANY
                                            OF AMERICA


Attest: /s/Charles C. Cornelio              By: /s/Richard V. Werner
        -----------------------                 -----------------------
           Charles C. Cornelio                         Richard V. Werner

Title:     Vice President,                     Title: Senior Vice President
       Counsel, Assistant Secretary                   and Treasurer


                                           Accepted by:

                                           HAMPSHIRE FUNDING, INC.


Attest: /s/Charles C. Cornelio             By:  /s/Bruce R. Stefany
        -----------------------                 -------------------------
           Charles C. Cornelio                     Bruce R. Stefany

Title:     Vice President,                  Title:   President
       Counsel and  Secretary




Attest:  /s/Charles C. Cornelio            By: /s/John A. Weston
         -----------------------               --------------------------
            Charles C. Cornelio                    John A. Weston

Title:      Vice President,                Title:  Treasurer
        Counsel, and Secretary

                                    41 of 41