Form 10-K/A
period 1994-12-31
HAMPSHIRE FUNDING INC
filed 1995-05-02
CIK 205422

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
                                  AMENDMENT

(Mark One)

  X   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
- ----- Act of 1934 [fee required]
      For the fiscal year ended    December 31, 1994
                                ------------------------

      Transition report pursuant to Section 13 or 15(d) of the Securities
- ----- Exchange Act of 1934 [no fee required]
      For the transition period from                   to                   .
                                     ------------------   ------------------
      Commission file number 2-79192.
                             -------
                            HAMPSHIRE FUNDING, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         NEW HAMPSHIRE                                       02-0277842
- ----------------------------------                   ---------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)

  ONE GRANITE PLACE, CONCORD, NEW HAMPSHIRE                         03301
- --------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code (603) 226-5000
                                                   -----------------------------

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

                      DOCUMENTS INCORPORATED BY REFERENCE

NONE

The total number of pages, including exhibits, is    43    , and the exhibit
index appears on pages 24 through 27.

This amendment to Hampshire Funding, Inc. filing on Form 10-K is being made to add the Financial Data Schedule to the Exhibits as required by Regulation S-K, Item 601(a)(27) and pursuant to Regulation S-K, Item 601(c). The Financial Data Schedule is incorporated to the Hampshire Funding, Inc. Form 10-K for the year ended December 31, 1994 under Item 27 of the Exhibits on pages 42-43.


                                    2 of 7

                                    PART IV

Item 14 -- Exhibits, Financial Statement Schedules, and Reports on Form 8K
- --------------------------------------------------------------------------

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

            (3)       (i)  Articles of Incorporation     Form 10-K, filed
                           of Company                    March 15, 1990, for the
                                                         year ended December 31,
                                                         1989, pp. 25-27

                                    3 of 7

           Exhibit
          Table No.              Document                Reference Source
          ---------              --------                ----------------

                     (ii)  By-Laws of Company            Form 10-K, filed
                                                         March 15, 1990, for the
                                                         year ended December 31,
                                                         1989, pp. 28-46

            (10)   (i)(a)  Loan Agreement between        Form 10-K, filed
                           the Company and The           March 15, 1990, for the
                           Colonial Life Insurance       year ended December 31,
                           Company of America, dated     1989, pp. 54

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

                  (ii)(a)  Company-Lender Agreement      Form 10-K, filed
                           between the Company and       March 15, 1990, for the
                           The Colonial Life             year ended December 31,
                           Insurance Company of          1989, pp. 57-60
                           America, dated July 7,
                           1989

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

                                    4 of 7

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


                   (v)(a)  Loan Agreement between       Form 10-K filed
                           the Company and Chubb        March 9, 1994 for the
                           Life Insurance Company       year ended December 31,
                           of America, dated            1993, pp. 37-38
                           September 29, 1993

                      (b)  Company-Lender Agreement     Form 10-K filed
                           between the Company and      March 9, 1994 for the
                           Chubb Life Insurance         year ended December 31,
                           Company of America, dated    1993, pp. 39-40
                           September 29, 1993

                                    5 of 7

           Exhibit
          Table No.              Document                Reference Source
          ---------              --------                ----------------

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

               (ii)   Filed by enclosure.

          Reg S-K
          Item 601

            (4)        (i) Agency Agreement and         29-31
                           Limited Power of Attorney

                      (ii) Change in Participant in     32-33
                           Program

                     (iii) Disclosure Statement and     34-35
                           Agreement to Modify a
                           Program

                       (a) Loan Agreement between the   36-37
                           Company and Chubb Life
                           Insurance of America, dated
                           September 29, 1994

                       (b) Company-Lender Agreement     38-39
                           between the Company and
                           Chubb Life Insurance
                           Company of America, dated
                           September 29, 1994

                       (c) Acceptance of Company        40-41
                           -Lender Agreement between
                           the Company and The Chubb
                           Life Insurance Company of
                           America, dated
                           September 29, 1994

            (27)           Financial Data Schedule      42-43

       (b)  Reports on Form 8-K

            No Reports on Form 8-K were filed by the Company during the quarter ended December 31, 1994.


                                    6 of 7

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:       April 27    , 1995              HAMPSHIRE FUNDING, INC.


                                       By:  /s/  BRUCE R. STEFANY
                                            ----------------------------------
                                            Bruce R. Stefany, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Name                      Title                   Date
               ----                      -----                   ----


/s/ BRUCE R. STEFANY           President and Director         April 27    , 1995
- ---------------------------
     Bruce R. Stefany


                               Director
- ---------------------------
    James R. Wagner, Jr.

/s/ FREDERICK H. CONDON        Director                       April 27    , 1995
- ---------------------------
    Frederick H. Condon

/s/ ERNEST J. TSOUROS          Director                       April 27    , 1995
- ---------------------------
     Ernest J. Tsouros

/s/ RANDELL G. CRAIG           Director                       April 27    , 1995
- ---------------------------
     Randell G. Craig

/s/ Joseph A. Morein           Director                       April 28    , 1995
- ---------------------------
     Joseph A. Morein

/s/ JOHN A. WESTON             Treasurer, Principal           April 27    , 1995
- ---------------------------    Financial and
      John A. Weston           Accounting Officer

                                    7 of 7