Form 10-Q
period 1995-03-31
HAMPSHIRE FUNDING INC
filed 1995-05-12
CIK 205422

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

   X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
- ------
        Exchange Act of 1934 [fee required]
For the quarterly period year ended       March  31, 1995
                                   ---------------------------

______ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the transition period from __________________ to __________________.

        Commission file number  2-79192 .
                               ---------

                            HAMPSHIRE FUNDING, INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


   NEW HAMPSHIRE                                                02-0277842
- ------------------------------------------              ------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)



   ONE GRANITE PLACE, CONCORD, NEW HAMPSHIRE                         03301
- --------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)



Registrant's telephone number, including area code (603) 226-5000
                                                   -----------------------------

________________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and(2) has been subject to such filing
requirements for the past 90 days.               YES   X      NO _____
                                                     -----



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At March 31, 1995 there were 50,000 shares of the issuers common stock outstanding, all of which are owned by the Parent Company, Chubb Life Insurance Company of America.

                        PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.  See pages 6 through 9.

Item 2 - Management's Discussion and Analysis of Financial Conditions and results of Operations.

Liquidity and Capital Resources
- -------------------------------

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

Collateral loans receivable from Participants were $41,878,309 at March 31, 1995. Annual amounts due to the Company were as follows:

                               1995   1996   1997   1998   1999   2000-2004
                               ----   ----   ----   ----   ----   ---------
Collateral loans receivable    $1.7   $2.6   $3.0   $2.7   $3.3     $28.6
(in millions)

The Company's funds for financing the Programs are currently obtained through Loan Agreements with its affiliates, The Colonial Life Insurance Company of America ("Colonial") and Chubb Life Insurance Company of America ("Chubb Life"). The Loan Agreements provide for revolving credit arrangements under which advances will be made to the Company in amounts not to exceed $29,000,000 from Colonial and $20,000,000 from Chubb Life. The advances are currently short term in nature, as none of the loans outstanding as of March 31, 1995 exceeded 365 days to maturity. The advances are made at short-term lending rates agreed upon by the Company and its lenders and are subject to change in accordance with the Loan Agreements and market conditions. However, the interest rate may not exceed the prime interest rate in effect in New York City plus 2.5%. The average lending rate on these loans at March 31, 1995 was 6.58% and 3.60% for the same period in 1994.

                                     2 of 9

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

The amount of funds borrowed under the Agreements at March 31, 1995 were $40,500,000 compared to $32,900,000 at March 31, 1994. Funds borrowed at March 31, 1995 represent $26,000,000 from Colonial and $14,500,000 from Chubb Life. At March 31, 1994 funds borrowed represented $26,000,000 from Colonial and $6,900,000 from Chubb Life. The increase in amounts borrowed by the Company year to year was used to fund increased sales of Programs and for other working capital needs.

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

Working capital in 1995 and 1994 was provided by Participants' loan repayments, administrative fees for the placement and maintenance of Programs and interest earned on investments.

                                     3 of 9

Loan schedule as of March 31, 1995:

                    Loan      Face              Days to      Maturity
Source              Date     (mils)    Rate     Maturity       Date
- ------              ----     ------    ----     --------     --------
Chubb Life       01/31/95    $ 10.0    7.06%       181       07/31/95
                 09/29/94       1.0    9.25%       365       09/29/95
                 10/25/94       0.5    9.25%       339       09/29/95
                 11/17/94       1.0    9.25%       316       09/29/95
                 12/28/94       1.0    9.25%       275       09/29/95
                 01/30/95       0.5    9.25%       242       09/29/95
                 02/27/95       0.5    9.25%       214       09/29/95
                              -----
                             $ 14.5

Colonial         08/18/94    $14.5     5.37%       270       05/15/95
                 10/25/94      9.2     6.10%       269       07/21/95
                 01/13/95      2.3     7.00%       270       10/10/95
                             -----
                             $26.0


RESULTS OF OPERATIONS

The Company concluded the quarter ended March 31, 1995 with net operating income of $60,400 as compared to net operating income of $131,459 in 1994.

Total revenues through March 31, 1995 were $1,069,492 versus $837,529 in 1994. These revenues include interest on collateral loans receivable, program fees, interest on investments and partnership income. The largest source of revenue was represented by interest on collateral loans receivable.

The growth in collateral loan interest resulted from the increase in collateral loans receivable year to year and an increase in the lending interest rate. Collateral loans receivable as of March 31, 1995 were $41,878,309 as compared to $35,160,532 in 1994. Comparatively, collateral loan interest was $927,465 and $697,093 for the quarters ended March 31 1995 and 1994. The average interest rate charged to each Participant's outstanding loan balance was 9.25% and 8.50% for the first quarters of 1995 and 1994.

The Company's collateral loans receivable, collateral loan interest and average interest rate charged to each Participant's loan balance at March 31, 1995 and 1995 are summarized as follows:

                                    1995            1994
                                    ----            ----
Collateral loans receivable      $41,878,309     $35,160,532
Collateral loan interest         $   927,465     $   697,093
Average loan Interest rate           9.25%           8.50%

                                     4 of 9

Interest expense on the Loan Agreements increased in 1995 as compared to 1994 due to increases in interest rates and amounts borrowed by the Company. The Company's outstanding loans payable, interest expense and average cost of borrowings for the three months ended March 31 are summarized as follows:

                                     1994           1993
                                     ----           ----
Loans payable                    $40,141,682     $32,513,659
Interest expense                 $   639,120     $   287,671
Average loan interest rate           6.58%           4.60%

The Company's ability to achieve and maintain a spread between its cost of funds necessary to finance premium loans and the lending rate charged to Program Participants may impact its future operating results. The interest rate spread is intended to provide sufficient revenue to offset the Company's general and administrative expenses. General and administrative expenses, arising from normal operating activities through March 31, 1995, were $337,448 as compared to $347,614 in 1994.

The Company may increase the interest rate charged to Participants to a maximum of the prime interest rate plus 3% as its cost of borrowing increases. If the Company's cost of borrowing were to rise significantly above the prime interest rate, its ability to maintain an adequate interest rate spread would be difficult and future earnings could be adversely impacted.

Program fees increased year to year as the number of programs administered by the Company have grown. Program fees include placement, administrative and termination fees as well as charges for special services. For the quarters ended March 31, 1995 and 1994 the number of programs administered by the Company were 6,600 and 6,385, respectively.

Investment income earned by the Company increased in 1995 as compared to 1994 due to changes in the level of cash and investments held year to year and the increase in short-term interest rates.

The Company has franchise agreements with Chubb Life which provide that the Company will be paid amounts required for its continued operations as compensation for its services in providing and making the Programs available for use. The Company did not receive any franchise fees in 1994 and does not expect to receive any fees in 1995.



                          PART II - OTHER INFORMATION


Item 1 - Legal Proceedings - Not Applicable
         -----------------

Item 2 - Changes in securities - Not Applicable
         ---------------------

Item 3 - Defaults upon senior securities  - Not Applicable
         -------------------------------

Item 4 - Submission of matters to vote of security holders - Not Applicable
         -------------------------------------------------

Item 5 - Other Information - Not Applicable
         -----------------

Item 6 - Exhibits and Reports on Form 8-K.  No reports on Form 8-K were filed
         --------------------------------
         for the quarter ended March 31, 1995.

                                     5 of 9

                    Hampshire Funding, Inc. and Subsidiary


                          Consolidated Balance Sheets

                                                              MARCH 31,    DECEMBER 31,
                                                                1995           1994
                                                           ----------------------------
ASSETS
Cash and cash equivalents                                   $ 1,735,486    $ 1,311,399
Accounts receivable from customers                               77,035         47,215
Federal income taxes recoverable                                                78,043
                                                           -----------------------------
Total current assets                                          1,812,521      1,436,657

Collateral notes receivable (including accrued
 interest of $1,032,914 in 1995 and $1,027,677 in 1994)      41,878,309     40,805,159

                                                           -----------------------------

Total assets                                                $43,690,830    $42,241,816
                                                           =============================

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
  Due to affiliates                                         $ 1,266,836    $ 1,188,275
  Accrued expenses and other liabilities                        348,785        316,250
  Federal income taxes payable                                   25,371
                                                           -----------------------------
   Total current liabilities                                  1,640,992      1,504,525

  Loans payable to affiliate (net of prepaid
   interest of $358,318 in 1995 and $610,465 in 1994)        40,141,682     38,889,535
                                                           -----------------------------
Total liabilities                                            41,782,674     40,394,060
                                                           -----------------------------
Stockholder's equity:
  Common stock, par value $1 per share; authorized
   100,000 shares; issued and outstanding 50,000 shares          50,000         50,000
  Additional paid-in capital                                    550,000        550,000
  Retained earnings                                           1,308,156      1,247,756
                                                           -----------------------------
Total stockholder's equity                                    1,908,156      1,847,756
                                                           -----------------------------

Total liabilities and stockholder's equity                  $43,690,830    $42,241,816
                                                           =============================

                                     6 of 9

                    Hampshire Funding, Inc. and Subsidiary


          Consolidated Statements of Operations and Retained Earnings


                                                       THREE MONTHS ENDING MARCH 31,

                                                         1995                1994
                                                   -------------------------------------
Revenues:

 Interest on collateral notes receivable               $927,465            $697,093
 Program participant fees                               117,554             132,745
 Interest on investments                                 24,473               7,691
                                                   -------------------------------------

                                                      1,069,492             837,529
Operating expenses:

 Interest on loan agreement                             639,120             287,671
 General and administrative                             337,448             347,614
                                                   -------------------------------------
                                                        976,568             635,285



Income before income taxes                               92,924             202,244

Federal income tax                                       32,524              70,785
                                                   -------------------------------------
Net income                                               60,400             131,459
                                                   -------------------------------------

Retained earnings  at
 beginning of year                                    1,247,756             789,462
                                                   -------------------------------------

Retained earnings at end of year                     $1,308,156          $  920,921
                                                   =====================================

                                     7 of 9

                    Hampshire Funding, Inc. and Subsidiary


                     Consolidated Statements of Cash Flows

                                                         THREE MONTHS ENDING MARCH 31,
                                                         1995                       1994
                                                   -----------------------------------------
Operating activities
Net income                                            $     60,400          $   131,459
Adjustments to reconcile net income to net
 cash used in operating activities:
   Increase in accounts receivable from
     customers                                             (29,820)                (596)
   Increase (decrease) in accrued expenses
     and other liabilities                                  32,535             (194,515)
   Increase (decrease) in due to affiliates                 78,561               30,094
   Increase in collateral notes receivable              (1,073,150)          (1,812,160)
   Change in federal income taxes payable
     (recoverable)                                         103,414               52,785
   (Increase) decrease in prepaid interest
     on affiliated loan agreements                         252,147              (11,174)
                                                   -----------------------------------------
Net cash used in operating activities                     (575,913)          (1,804,107)

FINANCING ACTIVITIES



Proceeds from affiliated loan agreements                23,325,000           10,800,000
Principal payments on affiliated loan agreements       (22,325,000)          (9,200,000)
                                                   -----------------------------------------

Net cash provided by financing activities                1,000,000            1,600,000

                                                   -----------------------------------------
Increase in cash and cash equivalents                      424,087             (204,107)

Cash and cash equivalents at beginning
 of year                                                 1,311,399              327,667

                                                   -----------------------------------------
Cash and cash equivalents at end of year              $  1,735,486          $   123,560

                                                   =========================================

                                     8 of 9

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Hampshire Funding, Inc.
                                  -----------------------
                                  Registrant




Date 5/11/95                      /s/ John A. Weston
                                  ---------------------------------------------
                                  John A. Weston
                                  Treasurer, Principal Financial and Accounting
                                  Officer

                                     9 of 9

                                 Exhibit Index

Exhibit No.                        Description                            Page
                                   -----------                            ----
    27                     Financial Data Schedule