Form 10-Q
period 1995-06-30
HAMPSHIRE FUNDING INC
filed 1995-08-14
CIK 205422

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

   X    Quarterly  report pursuant to Section 13 or 15(d) of the Securities
 -----  Exchange Act of 1934 [fee required]
        For the quarterly period year ended       June  30, 1995
                                            --------------------------

        Transition report pursuant to Section 13 or 15(d) of the Securities ------ Exchange Act of 1934
        For the transition period from                   to                    .
                                       ------------------   -------------------

        Commission file number  2-79192 .
                               ---------

                            HAMPSHIRE FUNDING, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


        NEW HAMPSHIRE                                            02-0277842
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)



    ONE GRANITE PLACE, CONCORD, NEW HAMPSHIRE                       03301
--------------------------------------------------------------------------------
    (Address of principal executive offices)                      (Zip Code)



Registrant's telephone number, including area code (603) 226-5000
                                                   -----------------------------

--------------------------------------------------------------------------------
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

At June 30, 1995 there were 50,000 shares of the issuers common stock outstanding, all of which are owned by the Parent Company, Chubb Life Insurance Company of America.

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.  See pages 6 through 9.

Item 2 - Management's Discussion and Analysis of Financial Conditions and results of Operations.

Liquidity and Capital Resources
-------------------------------

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

Collateral loans receivable from Participants were $43,373,661 at June 30, 1995. Annual amounts due to the Company were as follows:

                                  1995   1996   1997   1998   1999   2000-2005
                                  ----   ----   ----   ----   ----   ---------

Collateral loans receivable       $1.2   $2.6   $2.9   $2.8   $3.5     $28.2
(in millions)

The Company's funds for financing the Programs are currently obtained through Loan Agreements with its affiliates, The Colonial Life Insurance Company of America ("Colonial") and Chubb Life Insurance Company of America ("Chubb Life"). The Loan Agreements provide for revolving credit arrangements under which advances will be made to the Company in amounts not to exceed $29,000,000 from Colonial and $20,000,000 from Chubb Life. The advances are currently short term in nature, as none of the loans outstanding as of June 30, 1995 exceeded 365 days to maturity. The advances are made at short-term lending rates agreed upon by the Company and its lenders and are subject to change in accordance with the Loan Agreements and market conditions. However, the interest rate may not exceed the prime interest rate in effect in New York City plus 2.5%. The average lending rate on these loans at June 30, 1995 was 6.68% and 3.70% for the same period in 1994.

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

The amount of funds borrowed under the Agreements at June 30, 1995 were $41,000,000 compared to $34,100,000 at June 30, 1994. Funds borrowed at June 30, 1995 represent $26,000,000 from Colonial and $15,000,000 from Chubb Life. At June 30, 1994 funds borrowed represented $26,000,000 from Colonial and $8,100,000 from Chubb Life. The increase in amounts borrowed by the Company year to year was used to fund increased sales of Programs and for other working capital needs.

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

                                     3 of 9

Loan schedule as of June 30, 1995:


                  Loan         Face                   Days to        Maturity
Source            Date        (mils)       Rate       Maturity         Date
------            ----        ------       ----       --------       --------

Chubb Life      01/31/95       $10.0       7.06%         181         07/31/95
                09/29/94         1.0       9.25%         365         09/29/95
                10/25/94         0.5       9.25%         339         09/29/95
                11/17/94         1.0       9.25%         316         09/29/95
                12/28/94         1.0       9.25%         275         09/29/95
                01/30/95         0.5       9.25%         242         09/29/95
                02/27/95         0.5       9.25%         214         09/29/95
                06/26/95         0.5       9.25%          95         09/29/95
                               -----
                               $15.0

Colonial        08/18/94       $ 9.2       6.10%         269         07/21/95
                10/25/94         2.3       7.00%         270         10/10/95
                05/15/95        14.5       6.02%         270         02/09/95
                               -----
                               $26.0



RESULTS OF OPERATIONS

The Company concluded the quarter ended June 30, 1995 with net operating income of $136,977 as compared to net operating income of $281,050 in 1994.

Total revenues through June 30, 1995 were $2,163,387 versus $1,703,591 in 1994. These revenues include interest on collateral loans receivable, program fees, interest on investments and partnership income. The largest source of revenue was represented by interest on collateral loans receivable.

The growth in collateral loan interest resulted from the increase in collateral loans receivable year to year and an increase in the lending interest rate. Collateral loans receivable as of June 30, 1995 were $43,373,661 as compared to
$36,846,357  in 1994.    Comparatively, collateral loan interest was $1,880,645
and $1,439,038 for the quarters ended June 30, 1995 and 1994. The average interest rate charged to each Participant's outstanding loan balance was 9.25% and 8.50% for the first six months of 1995 and 1994.

The Company's collateral loans receivable, collateral loan interest and average interest rate charged to each Participant's loan balance at June 30, 1995 and 1995 are summarized as follows:

                                             1995                 1994
                                             ----                 ----

Collateral loans receivable              $43,373,661          $36,846,357
Collateral loan interest income          $ 1,880,645          $ 1,439,038
Average loan Interest rate                      9.25%                8.50%


                                     4 of 9

Interest expense on the Loan Agreements increased in 1995 as compared to 1994
due to increases in interest rates and amounts borrowed by the Company.   The
Company's outstanding loans payable, interest expense and average cost of borrowings for the six months ended June 30 are summarized as follows:

                                            1995                  1994
                                            ----                  ----

Loans payable                           $40,382,709           $33,863,619
Interest expense                        $ 1,315,994           $   600,536
Average loan interest rate                     6.68%                 3.70%

The Company's ability to achieve and maintain a spread between its cost of funds necessary to finance premium loans and the lending rate charged to Program Participants may impact its future operating results. The interest rate spread is intended to provide sufficient revenue to offset the Company's general and administrative expenses. General and administrative expenses, arising from normal operating activities through June 30, 1995, were $636,659 as compared to $670,670 in 1994.

The Company may increase the interest rate charged to Participants to a maximum of the prime interest rate plus 3% as its cost of borrowing increases. If the Company's cost of borrowing were to rise significantly above the prime interest rate, its ability to maintain an adequate interest rate spread would be difficult and future earnings could be adversely impacted.

Program fees increased year to year as the number of programs administered by the Company have grown. Program fees include placement, administrative and termination fees as well as charges for special services. For the six months ended June 30, 1995 and 1994 the number of programs administered by the Company were 6,597 and 6,046, respectively.

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

Item 2 - Changes in securities - Not Applicable
         ---------------------

Item 3 - Defaults upon senior securities  - Not Applicable
         -------------------------------

Item 4 - Submission of matters to vote of security holders - Not Applicable
         -------------------------------------------------

Item 5 - Other Information - Not Applicable
         -----------------

Item 6 - Exhibits and Reports on Form 8-K.  No reports on Form 8-K were filed
         --------------------------------
         for the quarter ended June 30, 1995.

                                     5 of 9

                    Hampshire Funding, Inc. and Subsidiary


                          Consolidated Balance Sheets



                                                            JUNE 30,     DECEMBER 31,
                                                             1995           1994
                                                           --------------------------

ASSETS
Cash and cash equivalents                                  $   784,476   $ 1,311,399
Accounts receivable from customers                              43,300        47,215
Federal income taxes recoverable                                              78,043
                                                           --------------------------
Total current assets                                           827,776     1,436,657

Collateral notes receivable (including accrued
 interest of $1,082,356 in 1995 and $1,027,677 in 1994)     43,373,661    40,805,159
                                                           --------------------------

Total assets                                               $44,201.437   $42,241,816
                                                           ==========================

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
 Due to affiliates                                         $ 1,285,924   $ 1,188,275
 Accrued expenses and other liabilities                        529,244       316,250
 Federal income taxes payable                                   18,827
                                                           --------------------------
  Total current liabilities                                  1,833,995     1,504,525

 Loans payable to affiliate (net of prepaid
  interest of $617,291 in 1995 and $610,465 in 1994)        40,382,709    38,889,535
                                                           --------------------------
Total liabilities                                           42,216,704    40,394,060
                                                           --------------------------

Stockholder's equity:
 Common stock, par value $1 per share; authorized
  100,000 shares; issued and outstanding 50,000 shares          50,000        50,000
 Additional paid-in capital                                    550,000       550,000
 Retained earnings                                           1,384,733     1,247,756
                                                           --------------------------
Total stockholder's equity                                   1,984,733     1,847,756
                                                           --------------------------

Total liabilities and stockholder's equity                 $44,201,437   $42,241,816
                                                           ==========================

                                     6 of 9

                    Hampshire Funding, Inc. and Subsidiary


          Consolidated Statements of Operations and Retained Earnings




                                             SIX MONTHS ENDING JUNE 30,

                                                1995          1994
                                             --------------------------

Revenues:

 Interest on collateral notes receivable      $1,880,645    $1,439,038
 Program participant fees                        232,794       249,025
 Interest on investments                          49,948        15,528
                                             --------------------------

                                               2,163,387     1,703,591
Operating expenses:

 Interest on loan agreement                    1,315,994       600,536
 General and administrative                      636,659       670,670
                                             --------------------------
                                               1,952,653     1,271,206



Income before income taxes                       210,734       432,385

Federal income tax                                73,757       151,335
                                             --------------------------
Net income                                       136,977       281,050
                                             --------------------------


Retained earnings  at
 beginning of year                             1,247,756       789,462

Retained earnings at end of period            $1,384,733    $1,070,512
                                             ==========================

                                     7 of 9

                    Hampshire Funding, Inc. and Subsidiary


                     Consolidated Statements of Cash Flows



                                                    SIX MONTHS ENDING JUNE 30,
                                                        1995           1994
                                                    ---------------------------
Operating activities
Net income                                          $    136,977   $    281,050
Adjustments to reconcile net income to net
 cash used in operating activities:
  Increase in accounts receivable from
   customers                                               3,915        (96,030)
  Increase (decrease) in accrued expenses
   and other liabilities                                 212,994       (191,747)
  Increase (decrease) in due to affiliates                97,649         96,481
  Increase in collateral notes receivable             (2,568,502)    (3,497,985)
  Change in federal income taxes payable
   (recoverable)                                          96,870        (10,665)
  (Increase) decrease in prepaid interest
   on affiliated loan agreements                          (6,826)       138,786
                                                    ---------------------------
Net cash used in operating activities                 (2,026,923)    (3,280,110)

FINANCING ACTIVITIES



Proceeds from affiliated loan agreements              38,300,000     14,325,000
Principal payments on affiliated loan agreements     (36,800,000)   (11,525,000)
                                                    ---------------------------

Net cash provided by financing activities              1,500,000      2,800,000
                                                    ---------------------------
Increase in cash and cash equivalents                   (526,923)      (480,110)

Cash and cash equivalents at beginning
 of year                                               1,311,399        327,667
                                                    ---------------------------
Cash and cash equivalents at end of period          $    784,476   $   (152,443)
                                                    ===========================

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



                                       Hampshire Funding, Inc.
                                       -----------------------
                                       Registrant



Date      8/9/95                       /s/ John A. Weston
     ------------------                John A. Weston
                                       Treasurer, Principal Financial and
                                       Accounting Officer



                                     9 of 9