Form 10-Q
period 1995-09-30
HAMPSHIRE FUNDING INC
filed 1995-12-04
CIK 205422

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

   X    Quarterly  report pursuant to Section 13 or 15(d) of the Securities
 -----  Exchange Act of 1934 [fee required]
For the quarterly period year ended       September  30, 1995
                                    -------------------------------

        Transition report pursuant to Section 13 or 15(d) of the Securities ------ Exchange Act of 1934
        For the transition period from                  to               .
                                       -----------------   --------------
        Commission file number  2-79192 .
                               ---------

                            HAMPSHIRE FUNDING, INC.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


       NEW HAMPSHIRE                                             02-0277842
----------------------------------                           -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)



ONE GRANITE PLACE, CONCORD, NEW HAMPSHIRE                           03301
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.              YES   X      NO
                                                    -----       -----



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At September 30, 1995 there were 50,000 shares of the issuers common stock outstanding, all of which are owned by the Parent Company, Chubb Life Insurance Company of America.

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

Collateral loans receivable from Participants were $45,199,275 at September 30, 1995. Annual amounts due to the Company were as follows:

                              1995   1996   1997   1998   1999   2000-2005
                              ----   ----   ----   ----   ----   ---------

Collateral loans receivable   $.4    $2.7   $2.9   $2.7   $3.5     $31.0
(in millions)

The Company's funds for financing the Programs are currently obtained through Loan Agreements with its affiliates, The Colonial Life Insurance Company of America ("Colonial") and Chubb Life Insurance Company of America ("Chubb Life"). The Loan Agreements provide for revolving credit arrangements under which advances will be made to the Company in amounts not to exceed $29,000,000 from Colonial and $20,000,000 from Chubb Life. The advances are currently short term in nature, as none of the loans outstanding as of September 30, 1995 exceeded 365 days to maturity. The advances are made at short-term lending rates agreed upon by the Company and its lenders and are subject to change in accordance with the Loan Agreements and market conditions. However, the interest rate may not exceed the prime interest rate in effect in New York City plus 2.5%. The average lending rate on these loans at September 30, 1995 was 6.71% and 3.94% for the same period in 1994.

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

The amount of funds borrowed under the Agreements at September 30, 1995 were $42,500,000 compared to $37,000,000 at September 30, 1994. Funds borrowed at September 30, 1995 represent $26,000,000 from Colonial and $16,500,000 from Chubb Life. At September 30, 1994 funds borrowed represented $26,000,000 from Colonial and $11,000,000 from Chubb Life. The increase in amounts borrowed by the Company year to year was used to fund increased sales of Programs and for other working capital needs.

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



                                     3 of 9

Loan schedule as of September 30, 1995:


                Loan        Face                 Days to      Maturity
Source          Date       (mils)      Rate      Maturity       Date
------          ----       ------      ----      --------     --------

Chubb Life    07/31/95      $10.0      6.31%       270        04/26/96
              09/27/95        0.5      9.25%       277        06/30/96
              09/29/95        6.0      9.25%       275        06/30/96
                            -----
                            $16.5

Colonial      01/13/95      $ 2.3      7.00%       270        10/10/95
              05/15/95       14.5      6.02%       270        02/09/96
              07/21/95        9.2      5.65%       266        04/12/96
                            -----
                            $26.0



RESULTS OF OPERATIONS

The Company concluded the quarter ended September 30, 1995 with net operating income of $186,883 as compared to net operating income of $427,393 in 1994.

Total revenues through September 30, 1995 were $3,286,126 versus $2,625,784 in 1994. These revenues include interest on collateral loans receivable, program fees, interest on investments and partnership income. The largest source of revenue was represented by interest on collateral loans receivable.

The growth in collateral loan interest resulted from the increase in collateral loans receivable year to year and an increase in the lending interest rate. Collateral loans receivable as of September 30, 1995 were $45,199,275 as compared to $38,710,372 in 1994. Comparatively, collateral loan interest was $2,873,198 and $2,248,776 for the quarters ended September 30, 1995 and 1994. The average interest rate charged to each Participant's outstanding loan balance was 9.25% and 8.50% for the first nine months of 1995 and 1994.

The Company's collateral loans receivable, collateral loan interest and average interest rate charged to each Participant's loan balance at September 30, 1995 and 1995 are summarized as follows:

                                       1995          1994
                                   ------------  ------------

Collateral loans receivable        $45,199,275   $38,710,372
Collateral loan interest income    $ 2,873,198   $ 2,248,776
Average loan Interest rate             9.25%         8.50%




                                     4 of 9

Interest expense on the Loan Agreements increased in 1995 as compared to 1994
due to increases in interest rates and amounts borrowed by the Company.   The
Company's outstanding loans payable, interest expense and average cost of borrowings for the nine months ended September 30 are summarized as follows:

                                  1995          1994
                              ------------  ------------

Loans payable                 $41,897,991   $36,458,641
Interest expense              $ 2,010,729   $   974,602
Average loan interest rate        6.71%         3.94%

The Company's ability to achieve and maintain a spread between its cost of funds necessary to finance premium loans and the lending rate charged to Program Participants may impact its future operating results. The interest rate spread is intended to provide sufficient revenue to offset the Company's general and administrative expenses. General and administrative expenses, arising from normal operating activities through September 30, 1995, were $987,885 as compared to $993,654 in 1994.

The Company may increase the interest rate charged to Participants to a maximum of the prime interest rate plus 3% as its cost of borrowing increases. If the Company's cost of borrowing were to rise significantly above the prime interest rate, its ability to maintain an adequate interest rate spread would be difficult and future earnings could be adversely impacted.

Program fees increased year to year as the number of programs administered by the Company have grown. Program fees include placement, administrative and termination fees as well as charges for special services. For the nine months ended September 30, 1995 and 1994 the number of programs administered by the Company were 6,564 and 6,528, respectively.

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

Item 2 - Changes in securities - Not Applicable
         ---------------------

Item 3 - Defaults upon senior securities  - Not Applicable
         -------------------------------

Item 4 - Submission of matters to vote of security holders - Not Applicable
         -------------------------------------------------

Item 5 - Other Information - Not Applicable
         -----------------

Item 6 - Exhibits and Reports on Form 8-K.  No reports on Form 8-K were filed
         --------------------------------
         for the quarter ended September 30, 1995.


                                     5 of 9

                    Hampshire Funding, Inc. and Subsidiary


                          Consolidated Balance Sheets



                                                            SEPTEMBER 30,  DECEMBER 31,
                                                                1995          1994
                                                            ---------------------------
ASSETS
Cash and cash equivalents                                     $   214,727   $ 1,311,399
Accounts receivable from customers                                 21,981        47,215
Federal income taxes recoverable                                   12,345        78,043
                                                            ---------------------------
Total current assets                                              249,053     1,436,657

Collateral notes receivable (including accrued
 interest of $1,127,281 in 1995 and $1,027,677 in 1994)        45,199,275    40,805,159
                                                            ---------------------------

Total assets                                                  $45,448,328   $42,241,816
                                                            ===========================

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Due to affiliates                                             $ 1,278,883   $ 1,188,275
Accrued expenses and other liabilities                            236,815       316,250
                                                            ---------------------------
Total current liabilities                                       1,515,698     1,504,525

  Loans payable to affiliate (net of prepaid
  interest of $609,009 in 1995 and $610,465 in 1994)           41,897,991    38,889,535
                                                            ---------------------------
Total liabilities                                              43,413,689    40,394,060
                                                            ---------------------------

Stockholder's equity:
  Common stock, par value $1 per share; authorized
  100,000 shares; issued and outstanding 50,000 shares             50,000        50,000
  Additional paid-in capital                                      550,000       550,000
  Retained earnings                                             1,434,639     1,247,756
                                                            ---------------------------
Total stockholder's equity                                      2,034,639     1,847,756
                                                            ---------------------------

Total liabilities and stockholder's equity                    $45,448,328   $42,241,816
                                                            ===========================

                                     6 of 9

                    Hampshire Funding, Inc. and Subsidiary


          Consolidated Statements of Operations and Retained Earnings



                                                NINE MONTHS ENDING SEPTEMBER 30,

                                                     1995             1994
                                                --------------------------------


Revenues:

 Interest on collateral notes receivable          $2,873,198       $2,248,776
 Program participant fees                            348,166          356,306
 Interest on investments                              64,762           20,702
                                                --------------------------------

                                                   3,286,126        2,625,784
Operating expenses:

 Interest on loan agreement                        2,010,729          974,602
 General and administrative                          987,885          993,654
                                                --------------------------------
                                                   2,998,614        1,968,256



Income before income taxes                           287,512          657,528

Federal income tax                                   100,629          230,135
                                                --------------------------------
Net income                                           186,883          427,393
                                                --------------------------------


Retained earnings  at
 beginning of year                                 1,247,756          789,462
                                                --------------------------------

Retained earnings at end of period                $1,434,639       $1,261,855
                                                ================================

                                     7 of 9

                    Hampshire Funding, Inc. and Subsidiary


                     Consolidated Statements of Cash Flows

                                                NINE MONTHS ENDING SEPTEMBER 30,

                                                     1995             1994
                                                --------------------------------


Operating activities
Net income                                       $    186,883     $    427,393
Adjustments to reconcile net income to net
 cash used in operating activities:
  Increase in accounts receivable from
   customers                                           25,234           13,083
  Increase (decrease) in accrued expenses
   and other liabilities                              (79,435)        (101,359)
  Decrease (decrease) in due to affiliates             90,608          (29,458)
  Increase in collateral notes receivable          (4,394,116)      (5,362,000)
  Change in federal income taxes payable
   (recoverable)                                       65,698          (18,865)
  (Increase) decrease in prepaid interest
   on affiliated loan agreements                        8,456         (166,192)
                                                --------------------------------
(Net cash used in operating activities             (4,096,672)      (5,237,398)

FINANCING ACTIVITIES



Proceeds from affiliated loan agreements          65,000,000        41,700,000
Principal payments on affiliated loan
 agreements                                      (62,000,000)      (36,000,000)
                                                --------------------------------

Net cash provided by financing activities          3,000,000         5,700,000
                                                --------------------------------
Increase in cash and cash equivalents             (1,096,672)          476,602

Cash and cash equivalents at beginning
 of year                                           1,311,399           327,667
                                                --------------------------------
Cash and cash equivalents at end of period       $   214,727      $    790,269
                                                ================================

                                     8 of 9

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Hampshire Funding, Inc.
                                  -----------------------
                                  Registrant



Date      12/4/95                 /s/ John A. Weston
     -----------------            ------------------------------
                                  John A. Weston
                                  Treasurer, Principal Financial
                                  and Accounting Officer



                                     9 of 9