Form 10-K
period 1995-12-31
HAMPSHIRE FUNDING INC
filed 1996-03-21
CIK 205422

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K


(Mark One)

 X   Annual report pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934 [fee required]
     For the fiscal year ended    December 31, 1995
                               -----------------------

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934 [no fee required]
     For the transition period from _______________ to _________________.

     Commission file number 2-79192 .
                           ---------

                            HAMPSHIRE FUNDING, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


  NEW HAMPSHIRE                                                 02-0277842
---------------------------                              -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


  ONE GRANITE PLACE, CONCORD, NEW HAMPSHIRE                       03301
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code (603) 226-5000
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

Programs for coordinating the acquisition of mutual fund shares and insurance
-----------------------------------------------------------------------------

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. NONE

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 21, 1996: 50,000 shares, all of which are owned by Chubb Life Insurance Company of America.

                      DOCUMENTS INCORPORATED BY REFERENCE

NONE

The total number of pages, including exhibits, is 41, and the exhibit index appears on pages 30 through 41.

                                    1 of 41

                                     PART I

Item 1 - Description of Business
--------------------------------

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

     The Company, in affiliation with the Parent Corporation, Chubb Colonial Life Insurance Company ("Colonial") (formerly known as The Colonial Life Insurance Company of America), Chubb Sovereign Life Insurance Company ("Chubb Sovereign") (collectively "Insurance Companies") and Chubb Securities Corporation (the "Broker-Dealer"), a member of the National Association of Securities Dealers, Inc. ("NASD"), is primarily engaged in the offering and administration of programs which coordinate the acquisition of mutual fund shares and life or health insurance (the "Programs"). The Programs are intended, in part, to augment the sales activities of the Broker-Dealer and the Insurance Companies.

(b) Revenues, operating profit and loss, and identifiable assets for the three years ended December 31, 1995, are included in Item 6 - Selected Financial Data and Item 8 - Financial Statements and Supplementary Data.

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

Item 2 - Properties
-------------------

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

Item 3 - Legal Proceedings
--------------------------

The Company may become involved from time to time with legal proceedings arising out of the ordinary course of its business. For the year ended December 31, 1995, the Company was not involved in any material legal proceedings.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

Not Applicable.

                                    4 of 41

                                    PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

(a)  Not publicly traded.

(b) 1 (See Item 12, Security Ownership of Certain Beneficial Owners and Management.)

(c) The Company has not authorized or paid any dividends since inception. There are no restrictions presently known on the Company's ability to pay dividends except for general New Hampshire corporate laws relating to earnings.

Item 6 - Selected Financial Data
--------------------------------

 Selected Statement of Operations
  Data:  Year Ended December 31,       1995         1994         1993         1992         1991
                                       ----         ----         ----         ----         ----

  Total Revenue                     $ 4,435,676  $ 3,590,273  $ 3,004,114  $ 2,699,890  $ 2,475,154
                                    ===========  ===========  ===========  ===========  ===========

  Net Income                        $   232,354  $   458,294  $   514,505  $   330,545  $   218,462
                                    ===========  ===========  ===========  ===========  ===========

  Dividends Per Common Share        $       --   $       --   $       --   $       --   $       --
                                    ===========  ===========  ===========  ===========  ===========
Selected Balance Sheet Data:
  December 31,                         1995         1994         1993         1992         1991
                                       ----         ----         ----         ----         ----
  Total Assets                      $47,388,865  $42,241,816  $33,773,719  $27,905,714  $22,930,802
                                    ===========  ===========  ===========  ===========  ===========

  Loan Payable                      $43,899,673  $38,889,535  $30,924,833  $25,382,406  $21,413,588
                                    ===========  ===========  ===========  ===========  ===========

                                    5 of 41

Item 7 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

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

Collateral loans receivable from Participants were $47,059,897 at December 31, 1995. Annual amounts due to the Company were as follows:

                            1996   1997   1998   1999   2000   2001-2005
                            ----   ----   ----   ----   ----   ---------

Collateral loans receivable $2.7   $3.0   $2.7   $3.7   $5.9     $29.0
(in millions)

The Company's funds for financing the Programs are currently obtained through Loan Agreements with its affiliates, Chubb Colonial Life Insurance Company ("Colonial") (formerly known as The Colonial Life Insurance Company of America) and Chubb Life Insurance Company of America ("Chubb Life"). The Loan Agreements provide for revolving credit arrangements under which advances will be made to the Company in amounts not to exceed $29,000,000 from Colonial and $20,000,000 from Chubb Life. The advances are currently short term in nature, as none of the loans outstanding as of December 31, 1995 (or during 1995) exceeded 365 days to maturity. The advances are made at short-term lending rates agreed upon by the Company and its lenders and are subject to change in accordance with the Loan Agreements and market conditions. However, the interest rate may not exceed the prime interest rate in effect in New York City plus 2.5%. The average lending rate on these loans at December 31, 1995 was 6.70% and ranged from 4.95% to 9.25% during the year.

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

The amount of funds borrowed under the Agreements at December 31, 1995 were $44,200,000 compared to $39,500,000 at December 31, 1994. Funds borrowed at December 31, 1995 represent $26,000,000 from Colonial and $18,200,000 from Chubb Life. At December 31, 1994 funds borrowed represented $26,000,000 from Colonial and $13,500,000 from Chubb Life. The increase in amounts borrowed by the Company year to year was used to fund increased sales of Programs and for other working capital needs.

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

                                    7 of 41

Loan schedule as of December 31, 1995:

                Loan     Face          Days to   Maturity
Source          Date    (mils)  Rate   Maturity    Date
------------  --------  ------  -----  --------  --------
Chubb Life    07/31/95  $10.0   6.31%    270     04/26/96
              09/27/95    0.5   8.95%    277     06/30/96
              09/29/95    6.0   8.95%    275     06/30/96
              10/27/95    0.6   8.95%    247     06/30/96
              11/27/95    0.5   8.95%    216     06/30/96
              12/28/95    0.6   8.95%    185     06/30/96
                        -----
                        $18.2

Colonial      05/15/95  $14.5   6.02%    270     02/09/96
              07/21/95    9.2   5.65%    266     04/12/96
              10/10/95    2.3   5.67%    266     07/02/96
                        -----
                        $26.0

Results of Operations

The Company concluded the year ended December 31, 1995 with net operating income of $232,354 as compared to net operating income of $458,294 in 1994, and $514,505 in 1993. The decline in net operating income is due to the narrowing spread between the Company's cost of funds necessary to finance premium loans and the lending rate charged to Program Participants.

Total revenues through December 31, 1995 were $4,435,676 versus $3,590,273 in 1994, and $3,004,114 in 1993. These revenues include interest on collateral loans receivable, program fees, interest on investments and partnership income. The largest source of revenue was represented by interest on collateral loans receivable.

The growth in collateral loan interest resulted from the increase in collateral loans receivable year to year. Collateral loans receivable as of December 31, 1995 were $47,059,897 as compared to $40,805,159 in 1994, and $33,348,372 in
1993. Comparatively, collateral loan interest was $3,899,087, $3,094,809 and $2,523,551 for the years ended December 31, 1995, 1994 and 1993. The average interest rate charged to each Participant's outstanding loan balance was 9.22%, 8.65% and 8.50% for the years 1995, 1994 and 1993, respectively.

The Company's collateral loans receivable, collateral loan interest and average interest rate charged to each Participant's loan balance for the three years ended December 31 are summarized as follows:

                                         1995          1994          1993
                                     ------------  ------------  ------------
Collateral loans receivable          $47,059,897   $40,805,159   $33,348,372
Collateral loan interest             $ 3,899,087   $ 3,094,809   $ 2,523,551
Average Participant interest rate        9.22%         8.65%         8.50%

                                    8 of 41

Interest expense on the Loan Agreements increased each year since 1993 due to increases in interest rates and amounts borrowed by the Company. The Company's outstanding loans payable, interest expense and average cost of borrowings for the three years ended December 31 are summarized as follows:


                                  1995          1994          1993
                                  ----          ----          ----
Loans payable                 $43,899,673   $38,889,535   $30,924,833
Interest expense              $ 2,730,924   $ 1,516,229   $   973,490
Average loan interest rate        6.70%         4.60%         3.50%

The Company's ability to achieve and maintain a spread between its cost of funds necessary to finance premium loans and the lending rate charged to Program Participants may impact its future operating results. The interest rate spread is intended to provide sufficient revenue to offset the Company's general and administrative expenses. General and administrative expenses, arising from normal operating activities through December 31, 1995, were $1,299,523 as compared to $1,260,818 in 1994, and $1,185,907 in 1993.

The Company may increase the interest rate charged to Participants to a maximum of the prime interest rate plus 3% as its cost of borrowing increases. If the Company's cost of borrowing were to rise significantly above the prime interest rate, its ability to maintain an adequate interest rate spread would be difficult and future earnings could be adversely impacted.

Program fees include placement, administrative and termination fees as well as charges for special services. For the years ended December 31, 1995, 1994 and 1993 the number of programs administered by the Company were 6,521, 6,662 and 6,328, respectively.

Investment income earned by the Company increased in 1995 as compared to 1994 and 1993 due to an increase in investment returns on cash equivalents held year to year.

                                    9 of 41

Item 8 - Financial Statements and Supplementary Data
----------------------------------------------------

The financial statements included herein are listed in the following index.

                         INDEX TO FINANCIAL STATEMENTS

                                                                 Page References
                                                                 ---------------

Report of Independent Auditors                                           11
Consolidated Balance Sheets at December 31, 1995 and 1994                12
Consolidated Statements of Income and Retained Earnings
  for each of the three years in the period ended December
  31, 1995                                                               13
Consolidated Statements of Cash Flows for the each of the
  three years
  in the period ended December 31, 1995                                  14
Notes to Consolidated Financial Statements                               15

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

                                   10 of 41

                        Report of Independent Auditors


The Board of Directors
Hampshire Funding, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Hampshire Funding, Inc. and Subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income and retained earnings, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hampshire Funding, Inc. and Subsidiary at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, in 1994 the Company changed its method of accounting for postemployment benefits, and in 1993, the Company changed its method of accounting for postretirement benefits other than pensions, and income taxes.

Boston, Massachusetts                                      Ernst & Young LLP
January 26, 1996


                                   11 of 41

                    Hampshire Funding, Inc. and Subsidiary

                          Consolidated Balance Sheets

                                                              December 31,
                                                           1995         1994
                                                        ------------------------
Assets
Cash and cash equivalents                               $   289,918  $ 1,311,399
Accounts receivable from customers                           26,793       47,215
Federal income taxes recoverable                             12,257       78,043
                                                        ------------------------
Total current assets                                        328,968    1,436,657

Collateral notes receivable (including accrued
 interest of $1,207,853 in 1995 and $1,027,677 in 1994)  47,059,897   40,805,159
                                                        ------------------------
Total assets                                            $47,388,865  $42,241,816
                                                        ========================
Liabilities and Stockholder's Equity
Liabilities:
 Due to affiliates                                      $ 1,145,850  $ 1,188,275
 Accrued expenses and other liabilities                     263,232      316,250
                                                        ------------------------
  Total current liabilities                               1,409,082    1,504,525

 Loans payable to affiliates (net of prepaid
  interest of $300,327 in 1995 and $610,465 in 1994)     43,899,673   38,889,535
                                                        ------------------------
Total liabilities                                        45,308,755   40,394,060
                                                        ------------------------
Stockholder's equity:
 Common stock, par value $1 per share; authorized
  100,000 shares; issued and outstanding 50,000 shares       50,000       50,000
 Additional paid-in capital                                 550,000      550,000
 Retained earnings                                        1,480,110    1,247,756
                                                        ------------------------
Total stockholder's equity                                2,080,110    1,847,756
                                                        ------------------------
Total liabilities and stockholder's equity              $47,388,865  $42,241,816
                                                        ========================

See accompanying notes.

                                   12 of 41

                    Hampshire Funding, Inc. and Subsidiary

            Consolidated Statements of Income and Retained Earnings

                                                 Years ended December 31,
                                               1995        1994        1993
                                            ----------------------------------
Revenues:
 Interest on collateral notes receivable    $3,899,087  $3,094,809  $2,523,551
 Program participant fees                      456,556     464,851     457,636
 Interest on investments                        74,648      30,613      22,927
 Partnership syndication fees                    5,385
                                            ----------------------------------
                                             4,435,676   3,590,273   3,004,114

Operating expenses:
 Interest on affiliated loan agreements      2,730,924   1,516,229     973,490
 General and administrative                  1,299,523   1,260,818   1,185,907
 Realized loss on investments                               60,000
                                            ----------------------------------
                                             4,030,447   2,837,047   2,159,397
                                            ----------------------------------

Income before income taxes                     405,229     753,226     844,717

Federal and state income tax (benefit):
 Federal - Current                             125,112     257,593     283,525
 Federal - Deferred                                        (10,819)     (6,485)
 State tax                                      47,763      48,158      53,172
                                            ----------------------------------
                                               172,875     294,932     330,212
                                            ----------------------------------

Net income                                     232,354     458,294     514,505

Retained earnings at
 beginning of year                           1,247,756     789,462     274,957
                                            ----------------------------------

Retained earnings at end of year            $1,480,110  $1,247,756  $  789,462
                                            ==================================

See accompanying notes.

                                   13 of 41

                    Hampshire Funding, Inc. and Subsidiary

                     Consolidated Statements of Cash Flows

                                                                           Years ended December 31,
                                                                   1995             1994              1993
                                                          ------------------------------------------------------
Operating activities
Net income                                                   $     232,354    $     458,294     $     514,505
Adjustments to reconcile net income to net
  cash used in operating activities:
    (Increase) decrease in accounts
      receivable from customers                                     20,422           (9,535)          (11,160)
    Increase (decrease) in accrued expenses
      and other liabilities                                        (53,018)         (57,749)          126,277
    Increase (decrease) in due to affiliates                       (42,425)         114,610          (311,931)
    Increase in collateral notes receivable                     (6,254,738)      (7,456,787)       (5,788,925)
    Change in federal income taxes payable
      (recoverable)                                                 65,786          (89,803)           (3,273)
    (Increase) decrease in prepaid interest
      on affiliated loan agreements                                310,138         (235,298)         (157,573)
                                                          ------------------------------------------------------
Net cash used in operating activities                           (5,721,481)      (7,276,268)       (5,632,080)


Investing activities
Write off of limited partnership investment                                          60,000

Financing activities
Proceeds from affiliated loan agreements                        69,025,000       73,400,000        59,000,000
Principal payments on affiliated
  loan agreements                                              (64,325,000)     (65,200,000)      (53,300,000)
                                                          ------------------------------------------------------
Net cash provided by financing activities                        4,700,000        8,200,000         5,700,000
                                                          ------------------------------------------------------
Increase (decrease) in cash and cash
  equivalents                                                   (1,021,481)         983,732            67,920

Cash and cash equivalents at beginning
 of year                                                         1,311,399          327,667           259,747
                                                          ------------------------------------------------------

Cash and cash equivalents at end of year                     $     289,918    $   1,311,399     $     327,667
                                                          ======================================================

See accompanying notes.

                                   14 of 41

                     Hampshire Funding, Inc. and Subsidiary

                  Notes to Consolidated Financial Statements

                               December 31, 1995


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

The preparation of financial statements in conformity with generally accepted accounting principles requires Hampshire's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Nature of Operations and Transactions with Affiliates

Hampshire offers and administers Programs whereby Participants obtain life insurance coverage solely from Chubb Life, Colonial and Chubb Sovereign. Under the Programs, insurance premiums are paid by Participants through a series of loans from Hampshire which are recorded as "collateral notes receivable." Loans to the Participants are secured by Participants' ownership in shares of regulated investment companies. The loans to Participants are funded substantially with the proceeds from loan arrangements with Colonial and Chubb Life (see Note 6). Chubb Securities is a registered broker-dealer that buys and sells the shares for Participants. The fair value of a Participant's secured investment company shares must exceed 150% of the total loan balance plus accrued interest (Participant's Total Account Indebtedness). If the value of the shares pledged as collateral to Hampshire declines below 130% of the Participant's Total Account Indebtedness, Hampshire will terminate the Program and liquidate shares sufficient to repay the indebtedness. All Programs are ten years in length. Upon Program conclusion, loan balances and accrued interest become due.

                                   15 of 41

                    Hampshire Funding, Inc. and Subsidiary

1.  Summary of Significant Accounting Policies (continued)

Transactions with Affiliates  (continued)

Collateral loans receivable from Participants were $47,059,897 at December 31, 1995. Annual amounts due to Hampshire under collateral notes receivable were as follows:

                                          1996   1997   1998   1999   2000   2001-2005
                                         -----  -----  -----  -----  -----  ----------
Collateral loans receivable
(in millions)                             $2.7   $3.0   $2.7  $3.7    $5.9     $29.0

Substantially all general and administrative expenses are allocated to Hampshire by CASC in accordance with mutually agreed upon cost allocation methods which Hampshire and CASC believe reflect a proportional allocation of common expenses and which are commensurate for the performance of the applicable duties.

Recognition of Revenues and Expenses

Interest on collateral notes receivable and administrative fees charged to Participants for establishing and maintaining Programs are recognized as revenue when earned. Partnership syndication fees represent fees earned by Hampshire Syndications, Inc. as a participating general partner of certain limited partnerships. The amount of such fees earned was $5,385 in 1995 and $0 in 1994 and 1993.

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include cash invested in securities purchased under repurchase agreements and short-term corporate notes, all of which have remaining maturities of three months or less at the date of purchase.

At December 18, 1995, Hampshire entered into a reverse repurchase agreement with Shawmut Bank (Bank) in the amount of $198,000. The agreement matures on January 17, 1996. This reverse repurchase agreement is included in cash equivalents in the accompanying consolidated balance sheet. Hampshire requires that the market value of the underlying securities provided as collateral for repurchase agreements be a minimum of 100% of their contractual resale price to the Bank.

Short-term corporate notes are carried at cost which approximates market value.

                                   16 of 41

                    Hampshire Funding, Inc. and Subsidiary

1.  Summary of Significant Accounting Policies (continued)

Reclassifications

Certain amounts in the financial statements for prior years have been reclassified to correspond to the 1995 presentation.

2.  Change in Accounting Principles

Effective January 1, 1994, Chubb Life and Hampshire adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits". SFAS No. 112 requires that the expected cost of providing postemployment benefits, principally severance, disability and unemployment benefits, to former or inactive employees, their beneficiaries and covered dependents be accrued during the years that the employees render the necessary service. Prior to 1994, the pay as you go, or cash method was used to recognize the cost of these benefits. The cumulative effect of this change as of January 1, 1994 and Hampshire's allocated portion of such costs have been immaterial to Hampshire.

Effective January 1, 1993, Chubb Life and Hampshire adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." SFAS No. 106 requires that the expected cost of providing postretirement benefits, principally health care and life insurance, to employees, their beneficiaries and covered dependents be accrued during the years that the employees render the necessary service. Prior to 1993, the pay-as-you-go, or cash method was used to recognize the cost of these benefits. The cumulative effect of this change as of January 1, 1993 was immaterial to Hampshire. Hampshire's allocated portion of such costs was $27,237, $24,631 and $18,530 in 1995, 1994 and 1993,
respectively, which has been included in general and administrative expenses in the accompanying financial statements.

                                   17 of 41

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

3.  Federal Income Taxes

The operations of Hampshire are included in the consolidated federal income tax return of Chubb. Federal income tax is allocated by Chubb Life as if Hampshire filed a separate income tax return. Deferred tax assets and liabilities are recognized for the expected future tax effects attributable to temporary differences between the financial reporting and tax bases of assets and liabilities, based on enacted tax rates and other provisions of tax law. Federal income taxes have been provided at the statutory rate of 35% in 1995, 1994 and 1993.

Of the $12,257 federal income taxes recoverable at December 31, 1995, $6,875 represents a deferred tax asset related to net postretirement benefits expense. The deferred tax asset at December 31, 1994 was $10,819, which also related to postretirement benefits.

Hampshire made income tax payments to Chubb of $59,326, $336,577 and $280,313 in 1995, 1994 and 1993, respectively.

4.  Retirement Benefits

Hampshire participates in the Pension Plan for the Employees of Chubb Life and Participating Affiliates, a defined benefit plan, which covers substantially all of its employees. Accumulated plan benefits, plan net assets and net periodic pension costs by component for Hampshire are not determinable. Costs allocated by Chubb Life to Hampshire during 1995 and 1994 relative to the Pension Plan were $24,218 and $24,269, respectively.


                                   18 of 41

                    Hampshire Funding, Inc. and Subsidiary

4.  Retirement Benefits (continued)

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

Hampshire's proportionate share of costs related to these option and incentive plans were $36,247 and $39,394 for the years ended December 31, 1995 and 1994, respectively. Hampshire's costs prior to 1994 relative to these plans were immaterial.

Total costs allocated by Chubb Life to Hampshire, during the year presented relative to the above benefits, have been included in General and Administrative expenses in the accompanying financial statements.

                                   19 of 41

                    Hampshire Funding, Inc. and Subsidiary

6.  Loan Agreements

Since 1989, Hampshire's funds for financing premium loans have been obtained through loan agreements with affiliates. Hampshire has a loan agreement with Colonial providing for a $29,000,000 revolving line of credit. The interest rate is variable and is based on Colonial's cost of short-term funds. The range of interest rates at December 31, 1995 on this loan were from 5.65% to 6.02%. At December 31, 1995, Hampshire had borrowed $26,000,000 under the agreement with Colonial. On September 29, 1994, Hampshire amended its loan agreement with Chubb Life to provide for a $20,000,000 revolving line of credit, representing an increase of $10 million from the previous loan agreement. The interest accrues at a rate not to exceed prime plus 250 basis points per annum. Presently, interest is being charged to Hampshire at current short term rates (6.3% at December 31, 1995) on the first $10 million and at the rate which Hampshire charges its clients (8.95%) on any loan balance over $10 million. At December 31, 1995, Hampshire had borrowed $18,200,000 under this agreement with Chubb Life. Hampshire expects that it will be able to obtain this financing for the foreseeable future.

Interest paid, including prepayments, on the loan agreements was $2,420,786, $1,751,527 and $1,131,064 in 1995, 1994 and 1993, respectively.



                                   20 of 41

Item 9 - Changes in and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

Not Applicable
                                    PART III

Item 10 - Directors and Executive Officers of the Registrant
------------------------------------------------------------

The following sets forth information relating to Directors and Executive Officers of the Company as of December 31, 1995.

     Name/(1)/                 Age  Position/(2)/
     --------                  ---  -------------
     Randell G. Craig           49  Director
     Ernest J. Tsouros          62  Director
     Frederick H. Condon        60  Director
     Joseph A. Morein           57  Director
     John A. Weston             36  Treasurer, Principal Financial and
                                      Accounting Officer
     Charles C. Cornelio        36  Vice President, General Counsel and
                                      Secretary
     Carol R. Hardiman          41  Vice President, Administration
     Shari J. Lease             41  Assistant Secretary
     Christopher J. Moakley     32  Vice President, Consumer Relations
     Ronald J. Angarella        36  President and Director

Randell G. Craig was elected Director of the Company and the Broker-Dealer in May 1990. His principal occupation has been as Executive Vice President and Chief Operating Officer of the Parent Corporation. He also serves as Director and Executive Vice President of Colonial and the Service Company. Prior to January 1995, Mr. Craig served as Executive Vice President, Individual Insurance, and prior to March 1991 he served as Senior Vice President and Chief Marketing Officer of the Parent Corporation. From 1986 to May 1990, Mr. Craig was Vice President and Chief Marketing Officer, Individual Insurance, for Crown Life Insurance Company.

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

                                   21 of 41

John A. Weston was elected Treasurer of the Company and the Broker-Dealer in August 1988. Mr. Weston was elected Treasurer of Chubb Series Trust in June 1994, and Assistant Treasurer, UST Master Variable Series, Inc. in September 1994. His principal occupation since April of 1995 has been as Assistant Vice President of the Parent Corporation. He was elected Treasurer of Chubb Investment Funds, Inc. and Chubb America Fund, Inc. in April 1992, Treasurer of Chubb Investment Advisory Corporation in May 1992, and Hampshire Syndications, Inc. in July 1991. From July 1989 to April 1995 Mr. Weston was Mutual Fund Accounting Officer for the Parent Corporation.

Charles C. Cornelio was elected Vice President, General Counsel and Secretary of the Company, the Broker-Dealer, and Hampshire Syndications, Inc. in May 1993. His principal occupation since December, 1994 has been as Senior Vice President and Chief Administrative Officer of the Parent Corporation. From March 1992 to December 1994 he served as Vice President, Counsel and Assistant Secretary for the Parent Corporation. He also serves as Vice President and Chief Administrative Officer of Colonial and the Service Company and as Senior Vice President, Counsel and Assistant Secretary to Chubb Investment Funds, Inc. and Chubb America Fund, Inc. From September 1988 to October 1989 Mr. Cornelio was Assistant Counsel of the Parent Corporation, and from October 1989 to June 1991 he was Associate Counsel of the Parent Corporation. He also serves as a Director of UST Master Variable Series and Hampshire Syndications, Inc.

Carol R. Hardiman was elected Vice President, Administration of the Company and the Broker-Dealer in June 1989. From October 1987 to May 1989, she was Assistant Vice President of the Company and the Broker-Dealer.

Shari J. Lease was elected Assistant Secretary of the Company and the Broker-Dealer in December 1994. Her principal occupation since April 1995 has been as Assistant Vice President and Counsel of the Parent Corporation. Ms. Lease was elected Secretary of Chubb Investment Funds, Inc. and Chubb America Fund, Inc., in April 1992, Secretary of Chubb Series Trust in December 1993 and Assistant Secretary of Hampshire Syndications, Inc. in May 1994. She served as Associate Counsel of the Parent Corporation from April 1994 to April 1995, Assistant Counsel of the Parent Corporation from October 1990 to April 1994 and Assistant Secretary of Chubb Investment Funds, Inc. and Chubb America Fund, Inc. from July 1991 to April 1992.

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

                                   22 of 41

Ronald R. Angarella was elected President of the Broker Dealer in October 1995. Mr. Angarella was elected Senior Vice President of the Parent Corporation and Vice Chairman of the Broker-Dealer in November 1994. Mr. Angarella served as Vice President, Staff Management of the Parent Corporation from September 1992 to November 1994, and Assistant Vice President, Staff Management of the Parent Corporation from February 1992 to September 1992. From March 1990 to February 1992 he served as Assistant Vice President, Marketing of the Broker-Dealer.



--------------------

/(1)/ There are no family relationships existing between or among   any of the
      above-listed Directors or Executive Officers.

/(2)/ The term of office of each of the foregoing Directors and Executive
      Officers extends until the annual meetings of the shareholders and Board of Directors or until removed by the Board of Directors.

                                   23 of 41

Item 11 - Executive Compensation
--------------------------------

(a) The Company pays no remuneration to its Directors and Officers, nor does it have any agreement, commitment, or plan to pay salaries or compensation to any Director or Officer on other than a nominal basis. The Service Company employs all of the personnel who perform business functions for the Company, which personnel also perform functions for affiliates of the Company.

Item 12 - Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

(a) The table below sets forth ownership of the Company's issued and outstanding common stock as of March 15, 1996.

Title of         Name and Address     Amount and Nature of    Percent of
 Class          of Beneficial Owner   Beneficial Ownership      Class
---------      --------------------  -----------------------  ----------

Common         Chubb Life Insurance  50,000 shares of record     100
               Company of America
               One Granite Place
               Concord, New Hampshire

Item 13 - Certain Relationships and Related Transactions
--------------------------------------------------------

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

(b)  See Item 10, Directors and Executive Officers of the Registrant.

                                   24 of 41

                                    PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8K
-------------------------------------------------------------------------

(a)  Documents filed as a part of this Report.

     1. The following consolidated financial statements of Hampshire Funding, Inc. and Subsidiary are included in Item 8:

          (i)   Report of Independent Auditors

          (ii)  Consolidated Balance Sheets as of December 31, 1995 and 1994

          (iii) Consolidated Statements of Operations and Retained Earnings for each of the three years in the period ended December 31, 1995.

          (iv) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1995.

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

            (3)     (i)  Articles of                   Form 10-K, filed
                         Incorporation                 March 15, 1990, for the
                         of Company                    year ended December 31,
                                                       1989, pp. 25-27


                                   25 of 41

           Exhibit
          Table No.          Document                            Reference Source
          ---------          --------                            ----------------
                         (ii)   By-Laws of Company               Form 10-K, filed
                                                                 March 15, 1990, for the
                                                                 year ended December 31,
                                                                 1989, pp. 28-46

            (10)         (i)(a) Loan Agreement between           Form 10-K, filed
                                the Company and The              March 15, 1990, for the
                                Colonial Life Insurance          year ended December 31,
                                Company of America,              1989, pp. 54
                                dated July 7, 1989

                            (b) Amendment to Loan                Form 10-K, filed
                                Agreement between the            March 15, 1990, for the
                                Company and The Colonial         year ended December 31,
                                Life Insurance Company           1989, pp. 55-56
                                of America, dated
                                March 8, 1990


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

                            (e) Fourth Amendment to Loan         Form 10-K, filed
                                Agreement between the  Company   March 9, 1993, for the
                                and The Colonial Life Insurance  year ended December 31,
                                Company of America, dated        1993, pp. 33-34
                                June 17, 1993

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

                                   26 of 41

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

                                   27 of 41

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

                            (d) Loan Agreement between the       Form 10-K filed
                                Company and Chubb Life           March __, 1995 for the
                                Insurance of America, dated      year ended December 31,
                                September 29, 1994               1994, pp. 36-37

                            (e) Company-Lender Agreement         Form 10-K filed
                                between the Company and          March __, 1995 for the
                                Chubb Life Insurance             year ended December 31,
                                Company of America, dated        1994, pp. 38-39
                                September 29, 1994

                            (f) Acceptance of Company            Form 10-K filed
                                -Lender Agreement between        March __, 1995 for the
                                the Company and The Chubb        year ended December 31,
                                Life Insurance Company of        1994, pp. 40-41
                                America, dated
                                September 29, 1994

            (22)            Subsidiaries of the Registrant       Form 10-K, filed
                                                                 March 15, 1990, for the
                                                                 year ended December 31,
                                                                 1989, pp. 66

            (ii)            Filed by enclosure.
          Reg S-K
          Item 601

            (4)             (i) Agency Agreement and
                                Limited Power of Attorney

                           (ii) Change in Participant in
                                Program

                          (iii) Disclosure Statement

            (27)           Financial Data Schedule

          (b)  Reports on Form 8-K

               No Reports on Form 8-K were filed by the Company during the quarter ended December 31, 1995.

                                   28 of 41

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:    March 15, 1995                 HAMPSHIRE FUNDING, INC.


                                   By:  /s/  RONALD R. ANGARELLA
                                        ---------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Name                      Title                   Date
          ----                      -----                   ----

/s/ RONALD R. ANGARELLA      President and Director      March 15, 1996
-------------------------
  Ronald R. Angarella


/s/ FREDERICK H. CONDON      Director                    March 15, 1996
-------------------------
 Frederick H. Condon

                             Director                    March   , 1996
-------------------------
 Ernest J. Tsouros

/s/ RANDELL G. CRAIG         Director                    March 15, 1996
-------------------------
 Randell G. Craig

                             Director                    March   , 1996
-------------------------
 Joseph A. Morein

/s/ JOHN A. WESTON         Treasurer, Principal          March 18, 1996
-------------------------  Financial and Accounting
 John A. Weston            Officer

                                   29 of 41