Form 10-Q
period 1996-03-31
HAMPSHIRE FUNDING INC
filed 1996-05-09
CIK 205422

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

  X    Quarterly  report pursuant to Section 13 or 15(d) of the Securities
- -----
       Exchange Act of 1934 [fee required]
For the quarterly period year ended      March 31, 1996
                                    --------------------------
_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the transition period from                     to                  .
                                      -------------------    ------------------

       Commission file number  2-79192 .
                               ---------


                            HAMPSHIRE FUNDING, INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



      NEW HAMPSHIRE                               02-0277842
- --------------------------------------------------------------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)



 ONE GRANITE PLACE, CONCORD, NEW HAMPSHIRE                   03301
- --------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)



Registrant's telephone number, including area code      (603) 226-5000
                                                  ------------------------------

- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and(2) has been subject to such filing
requirements for the past 90 days.     YES   X      NO
                                          ------      ------


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At March 31, 1996 there were 50,000 shares of the issuers common stock outstanding, all of which are owned by the Parent Company, Chubb Life Insurance Company of America.

                      DOCUMENTS INCORPORATED BY REFERENCE

                 The exhibit index appears on pages 6 though 9

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

Collateral loans receivable from Participants were $49,021,825 at March 31, 1996. Annual amounts due to the Company were as follows:

                                    1996   1997   1998   1999   2000   2001-2006
                                    --------------------------------------------

Collateral loans receivable         $2.1   $3.1   $2.8   $3.6   $6.0     $31.4
(in millions)
The Company's funds for financing the Programs are currently obtained through Loan Agreements with its affiliates, Chubb Colonial Life Insurance Company of America ("Colonial") (formerly known as The Colonial Life Insurance Company of America) and Chubb Life Insurance Company of America ("Chubb Life"). The Loan Agreements provide for revolving credit arrangements under which advances will be made to the Company in amounts not to exceed $29,000,000 from Colonial and $20,000,000 from Chubb Life. The advances are currently short term in nature, as none of the loans outstanding as of March 31, 1996 exceeded 365 days to maturity. The advances are made at short-term lending rates agreed upon by the Company and its lenders and are subject to change in accordance with the Loan Agreements and market conditions. If the Company is unable to obtain loans from affiliates at favorable market rates, the Company's borrowing costs will increase. The Company's Loan Agreements state, however, that the interest rate may not exceed the prime interest rate in effect in New York City plus 2.5%.
The average lending rate on these loans at March 31, 1996 was 6.65% and 6.58% for the same period in 1995.

                                    2 of 13

The continuance of the Program is dependent upon the Company's ability to provide, or arrange for the financing of insurance premiums for Participants. Since 1989, such financing has been available from its affiliates, Colonial and Chubb Life. The Company expects that it will be able to obtain this financing for the foreseeable future. Therefore, as the Company's loans mature, new loans are extended for a period agreed upon by the Company and its affiliates. In the event the Company is unsuccessful in obtaining financing from its affiliates, the Company will explore alternative financing arrangements with non- affiliated companies. If the Company is unable to obtain financing from any source (affiliated and non-affiliated), the Programs will be terminated, the Participants must then pay their loans to the Company, and the Company will repay the Lenders in turn.

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

The amount of funds borrowed under the Agreements at March 31, 1996 were $46,000,000 compared to $40,500,000 at March 31, 1995. Funds borrowed at March 31, 1996 represent $26,000,000 from Colonial and $20,000,000 from Chubb Life. At March 31, 1995 funds borrowed represented $26,000,000 from Colonial and $6,900,000 from Chubb Life. The increase in amounts borrowed by the Company year to year was used to fund the growth in premium loans and for other working capital needs.

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

The Service Company, a wholly-owned subsidiary of the Parent Corporation, is a management service company which provides employee services and office facilities to the Company and its affiliates under a Service Agreement. The Company pays the Service Company a monthly fee in accordance with mutually agreed upon and reasonable cost allocation methods which the Companies believe reflect a proportional allocation of common expenses and are commensurate for the performance of the applicable duties.

Working capital in 1996 and 1995 was provided by Participants' loan repayments, administrative fees for the placement and maintenance of Programs and interest earned on investments.

                                    3 of 13

Loan schedule as of March 31, 1996:


                               Loan     Face           Days to   Maturity
Source                         Date    (mils)   Rate   Maturity    Date
- ------                       --------  -------  -----  --------  --------

Chubb Life                   07/31/95   $10.0   6.31%       270  04/26/95
                             09/27/95     0.5   8.95%       277  06/30/96
                             09/29/95     6.0   8.95%       275  06/30/96
                             10/27/95     0.6   8.95%       247  06/30/96
                             11/27/95     0.5   8.95%       216  06/30/96
                             12/28/95     0.6   8.95%       185  06/30/96
                             01/29/96     0.5   8.95%       153  06/30/96
                             02/27/96     0.5   8.95%       124  06/30/96
                             03/26/96     0.8   8.95%        96  06/30/96
                                        -----
                                        $20.0

Colonial                     07/21/95   $ 9.2   5.65%       266  04/12/96
                             10/10/95     2.3   5.67%       266  07/02/96
                             02/09/96    14.5   4.97%       182  08/09/96
                                        -----
                                        $26.0



Results of Operations

The Company concluded the quarter ended March 31, 1996 with net operating income of $35,251 as compared to net operating income of $60,400 in 1995.

Total revenues through March 31, 1996 were $1,190,216 versus $1,069,492 in 1995. These revenues include interest on collateral loans receivable, program fees, and interest on investments. The largest source of revenue was represented by interest on collateral loans receivable.

The growth in collateral loan interest resulted from the increase in collateral loans receivable year to year. Collateral loans receivable as of March 31, 1996 were $49,021,825 as compared to $41,878,309 in 1995. Comparatively, collateral loan interest was $1,036,658 and, $927,465 for the quarters ended March 31, 1996 and 1995. The average interest rate charged to each Participant's outstanding loan balance was 8.95% and 9.25% for the first three months of 1996 and 1995.

The Company's collateral loans receivable, collateral loan interest and average interest rate charged to each Participant's loan balance at March 31, 1996 and 1995 are summarized as follows:

                                       1996          1995
                                       ----          ----

Collateral loans receivable        $49,021,825   $41,878,309
Collateral loan interest income    $ 1,036,658   $   927,465
Average loan Interest rate            8.95%          9.25%


                                    4 of 13

Interest expense on the Loan Agreements increased in 1995 as compared to 1994
due to increases in interest rates and amounts borrowed by the Company.   The
Company's outstanding loans payable, interest expense and average cost of borrowings for the three months ended March 31 are summarized as follows:

                                  1996           1995
                                  ----           ----

Loans payable                  $49,021,825    $40,141,682
Interest expense               $   718,199    $   639,120
Average loan interest rate        6.65%          6.58%

The Company's ability to achieve and maintain a spread between its cost of funds necessary to finance premium loans and the lending rate charged to Program Participants may impact its future operating results. The interest rate spread is intended to provide sufficient revenue to offset the Company's general and administrative expenses. General and administrative expenses, arising from normal operating activities through March 31, 1996, were $417,784 as compared to $337,448 in 1995.

The Company may increase the interest rate charged to Participants to a maximum of the prime interest rate plus 3% as its cost of borrowing increases. If the Company's cost of borrowing were to rise significantly above the prime interest rate, its ability to maintain an adequate interest rate spread would be difficult and future earnings could be adversely impacted.

Program fees increased year to year as the number of transactions processed by the Company has grown. Program fees include placement, administrative and termination fees as well as charges for special services. For the three months ended March 31, 1996 and 1995 the number of programs administered by the Company were 6,413 and 6,600, respectively.

Investment income earned by the Company decreased in 1996 as compared to 1995 due to changes in the level of cash and investments held year to year.

Substantially all general and administrative expenses are allocated to the Company by the Service Company. These include the costs associated with providing staff and facilities to service the Programs and includes such items as salaries, rent, utilities, accounting fees, printing, postage and other typical operating expenses.


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

Item 2 - Changes in securities - Not Applicable
         ---------------------

Item 3 - Defaults upon senior securities  - Not Applicable
         -------------------------------

Item 4 - Submission of matters to vote of security holders - Not Applicable
         -------------------------------------------------

Item 5 - Other Information - Not Applicable
         -----------------

Item 6 - Exhibits and Reports on Form 8-K.
         --------------------------------


                                    5 of 13

          (a) Pursuant to Rule 12b-23 and General Instruction G, the following exhibits required to be filed with this Report pursuant to the Instructions for Item 16 above are incorporated by reference from the reference source cited in the table below.

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

                                    6 of 13

          Exhibit
          Table No.          Document                  Reference Source
          ---------          --------                  ----------------


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

                                    7 of 13

          Exhibit
          Table No.          Document                  Reference Source
          ---------          --------                  ----------------


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

                     (d) Loan Agreement between the     Form 10-K filed
                         Company and Chubb Life         March  10, 1995 for the
                         Insurance of America, dated    year ended December 31,
                         September 29, 1994             1994, pp. 36-37

                     (e) Company-Lender Agreement       Form 10-K filed
                         between the Company and        March  10, 1995 for the
                         Chubb Life Insurance           year ended December 31,
                         Company of America, dated      1994, pp. 38-39
                         September 29, 1994

                     (f) Acceptance of Company          Form 10-K filed
                         -Lender Agreement between      March  10, 1995 for the
                         the Company and The Chubb      year ended December 31,
                         Life Insurance Company of      1994, pp. 40-41
                         America, dated
                         September 29, 1994

                                    8 of 13

          Reg S-K
          Item 601


          Exhibit
          Table No.          Document                  Reference Source
          ---------          --------                  ----------------

            (4)  (i)    Agency Agreement and           Form 10-K filed
                        Limited Power of Attorney      March 20, 1996 for the
                                                       year ended December 31,
                                                       1995

                 (ii)   Change in Participant in       Form 10-K filed
                        Program                        March 20, 1996 for the
                                                       year ended December 31,
                                                       1995

                 (iii)  Disclosure Statement and       Form 10-K filed
                        Agreement to Modify a          March 20, 1996 for the
                        Program                        year ended December 31,
                                                       1995

                 (iv)   Disclosure Statement           Form  10-K filed
                                                       March 20, 1996 for the
                                                       year ended December 31,
                                                       1995


      (27)  Financial Data Schedule



      (b)   Reports on Form 8-K

            No Reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996.



                                    9 of 13

                     Hampshire Funding, Inc. and Subsidiary

                          Consolidated Balance Sheets

                                                    March 31,      December 31,
                                                       1996            1995
                                                   ---------------------------
Assets
Cash and cash equivalents                          $   529,473     $   289,918
Accounts receivable from customers                      52,370          26,793
Federal income taxes recoverable                                        12,257
                                                   ---------------------------
Total current assets                                   581,843         328,968

Collateral notes receivable (including accrued
interest of $1,115,319 in 1996 and $1,207,853 in
1995)                                               49,021,825      47,059,897
                                                   ---------------------------


Total assets                                       $49,603,668     $47,388,865
                                                   ===========================

Liabilities and Stockholder's Equity
Liabilities:
Due to affiliates                                   $ 1,341,401    $ 1,145,850
Accrued expenses and other liabilities                  275,185        263,232
Federal income tax payable                               15,725
                                                   ---------------------------
Total current liabilities                             1,632,311      1,409,082

Loans payable to affiliates (net of prepaid
interest of $144,004 in 1996 and $300,327 in 1995)   45,855,996     43,899,673
                                                   ---------------------------
Total liabilities                                    47,488,307     45,308,755
                                                   ---------------------------

Stockholder's equity:
Common stock, par value $1 per share; authorized
100,000 shares; issued and outstanding 50,000 shares     50,000         50,000
Additional paid-in capital                              550,000        550,000
Retained earnings                                     1,515,361      1,480,110
                                                   ---------------------------
Total stockholder's equity                            2,115,361      2,080,110
                                                   ---------------------------

Total liabilities and stockholder's equity          $49,603,668    $47,388,865
                                                   ===========================

                                   10 of 13

                     Hampshire Funding, Inc. and Subsidiary


            Consolidated Statements of Income and Retained Earnings



                                                 Three Months Ending March 31,
                                                   1996             1995
                                              ----------------------------------
Revenues:
    Interest on collateral notes receivable      $1,036,658       $  927,465
    Program participant fees                        140,063          117,554
    Interest on investments                          13,495           24,473
                                              ----------------------------------
                                                    1,190,216      1,069,492

 Operating expenses:
    Interest on affiliated loan agreements            718,199        639,120
    General and administrative                        403,687        337,448
                                              ----------------------------------
                                                    1,121,886        976,568

 Income before income taxes                            68,330         92,924

 Federal and state income tax:
    Federal tax                                        18,982         32,524
    State tax/(1)/                                     14,097
                                              ----------------------------------
                                                       33,079         32,524
                                              ----------------------------------

 Net income                                            35,251         60,400

 Retained earnings at
  beginning of year                                 1,480,110      1,247,756
                                              ----------------------------------
Retained earnings at end of period                 $1,515,361     $1,308,156
                                              ==================================

/(1)/ State taxes of $26,783 for the three months ended March 1995 are included in general and administrative expenses.

                                   11 of 13

                     Hampshire Funding, Inc. and Subsidiary


                     Consolidated Statements of Cash Flows

                                                 Three Months Ending March 31,
                                                    1996              1995
                                               ---------------------------------

Operating activities
Net income                                        $ 35,251          $ 60,400
Adjustments to reconcile net income to net
   cash used in operating activities:
     Increase in accounts receivable from
       customers                                   (25,577)          (29,820)
     Increase in accrued expenses
       and other liabilities                        11,953            32,535
Increase in due to affiliates                      195,551            78,561
     Increase in collateral notes receivable    (1,961,928)       (1,073,150)
     Change in federal income taxes payable         27,982           103,414
     Decrease in prepaid interest
      on affiliated loan agreements                156,323           252,147
                                               ---------------------------------
Net cash used in operating activities           (1,560,445)         (575,913)

Financing activities
Proceeds from affiliated loan agreements        16,275,000        23,325,000
Principal payments on affiliated loan
 agreements                                    (14,475,000)      (22,325,000)
                                               ---------------------------------
Net cash provided by financing activities        1,800,000         1,000,000
                                               ---------------------------------

Increase in cash and cash equivalents              239,555           424,087

Cash and cash equivalents at beginning of year     289,918         1,311,399
                                               ---------------------------------

Cash and cash equivalents at end of Period      $  529,473       $ 1,735,486
                                               ================================

                                   12 of 13

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



                                   Hampshire Funding, Inc.
                                   -----------------------
                                   Registrant


                                   \\John A. Weston\\

Date    May 7, 1996
    -------------------------------
                                   John A. Weston
                                   Treasurer, Principal Financial and Accounting Officer


                                   13 of 13