Form 10-K/A
period 1995-12-31
HAMPSHIRE FUNDING INC
filed 1996-06-05
CIK 205422

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                                Amendment No. 1
(Mark One)

 X   Annual report pursuant to Section 13 or 15(d) of the Securities
- ---  Exchange Act of 1934 [fee required]
     For the fiscal year ended    December 31, 1995
                               -----------------------

     Transition report pursuant to Section 13 or 15(d) of the Securities
- ---  Exchange Act of 1934 [no fee required]
     For the transition period from _______________ to _________________.

     Commission file number 2-79192 .
                           ---------

                            HAMPSHIRE FUNDING, INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


  NEW HAMPSHIRE                                                 02-0277842
- ---------------------------                              -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


  ONE GRANITE PLACE, CONCORD, NEW HAMPSHIRE                       03301
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

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. NONE

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 5, 1996: 50,000 shares, all of which are owned by Chubb Life Insurance Company of America.

                      DOCUMENTS INCORPORATED BY REFERENCE



The total number of pages, including exhibits, is 41, and the exhibit index appears on pages 25 through 28.

                                    1 of 41

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
(in millions)

The Company's funds for financing the Programs are currently obtained through Loan Agreements with its affiliates, Chubb Colonial Life Insurance Company ("Colonial") (formerly known as The Colonial Life Insurance Company of America) and Chubb Life Insurance Company of America ("Chubb Life"). The Loan Agreements provide for revolving credit arrangements under which advances will be made to the Company in amounts not to exceed $29,000,000 from Colonial and $20,000,000 from Chubb Life. The advances are currently short term in nature, as none of the loans outstanding as of December 31, 1995 (or during 1995) exceeded 365 days to maturity. The advances are made at short-term lending rates agreed upon by the Company and its lenders and are subject to change in accordance with the Loan Agreements and market conditions. If the Company is unable to obtain loans from affiliates at favorable market rates, the Company's borrowing costs will increase. The Company's loan Agreements state, however, the interest rate may not exceed the prime interest rate in effect in New York City plus 2.5%. The average lending rate on these loans at December 31, 1995 was 6.70% and ranged from 4.95% to 9.25% during the year.

The continuance of the Program is dependent upon the Company's ability to provide, or arrange for the financing of insurance premiums for Participants. Since 1989, such financing has been available from its affiliates, Colonial and Chubb Life. The Company expects that it will be able to obtain this financing for the foreseeable future. Therefore, as the Company's loans mature, new loans are extended for a period agreed upon by the Company and its affiliates. In the event that the Company is unsuccessful in obtaining financing from its affiliates, the Company will explore alternative financing arrangements with non-affiliated companies. If the Company is unable to obtain financing from any source (affiliated and non-affiliated), the Programs will be terminated, the Participants must then pay their loans to the Company, and the Company will repay the lenders in turn.

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

                                    7 of 41

Loan schedule as of December 31, 1995:

                Loan     Face          Days to   Maturity
Source          Date    (mils)  Rate   Maturity    Date
- ------------  --------  ------  -----  --------  --------
Chubb Life    07/31/95  $10.0   6.31%    270     04/26/96
              09/27/95    0.5   8.95%    277     06/30/96
              09/29/95    6.0   8.95%    275     06/30/96
              10/27/95    0.6   8.95%    247     06/30/96
              11/27/95    0.5   8.95%    216     06/30/96
              12/28/95    0.6   8.95%    185     06/30/96
                        -----
                        $18.2

Colonial      05/15/95  $14.5   6.02%    270     02/09/96
              07/21/95    9.2   5.65%    266     04/12/96
              10/10/95    2.3   5.67%    266     07/02/96
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



- --------------------

/(1)/ There are no family relationships existing between or among   any of the
      above-listed Directors or Executive Officers.

/(2)/ The term of office of each of the foregoing Directors and Executive
      Officers extends until the annual meetings of the shareholders and Board of Directors or until removed by the Board of Directors.

                                   23 of 41

Item 11 - Executive Compensation
- --------------------------------

(a) Executive Officers of the Company also serve one or more of the affiliated companies of the Company. Allocations have been made to each individual's time devoted to his/her duties as officer of the Company. There were no executive officers of the Company whose allocated compensation exceeded $100,000 during 1995.

     No Compensation paid to Ronald R. Angarella, Chairman and President of the Company for 1995 was allocated to his services to the Company.

     Directors of the Company receive no compensation in addition to their allocated portion of compensation as employees of the Company.

Item 12 - Security Ownership of Certain Beneficial Owners and Management
- ------------------------------------------------------------------------

(a) The table below sets forth ownership of the Company's issued and outstanding common stock as of March 15, 1996.

Title of         Name and Address     Amount and Nature of    Percent of
 Class          of Beneficial Owner   Beneficial Ownership      Class
- ---------      --------------------  -----------------------  ----------

Common         Chubb Life Insurance  50,000 shares of record     100
               Company of America
               One Granite Place
               Concord, New Hampshire

Item 13 - Certain Relationships and Related Transactions
- --------------------------------------------------------

(a) The Company, the Parent Corporation, Colonial and Chubb Securities have a joint agreement with the Service Company (the "Service Agreement") whereby the Service Company provides services, office facilities and joint operations to each party. In addition, the Company utilizes furniture, equipment and fixtures owned by one or more of the Insurance Companies. Pursuant to the Service Agreement, the Company pays the Service Company a fee, determined in accordance with mutually agreed upon cost allocation methods, which the parties believe reflect a proportional allocation of common costs and are commensurate for the performance of the applicable duties of the employees. The Service Company allocated 0.74% of its costs to the company in 1995. The coordination of common employee services and office facilities pursuant to the Service Agreement is intended to result in greater efficiencies and economics of operations.

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

DATE:    June 4, 1996                  HAMPSHIRE FUNDING, INC.


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

          Name                      Title                   Date
          ----                      -----                   ----

/s/ RONALD R. ANGARELLA      President and Director      June 4, 1996
- -------------------------
 Ronald R. Angarella


/s/ FREDERICK H. CONDON      Director                    June 4, 1996
- -------------------------
 Frederick H. Condon

/s/ ERNEST J. TSOUROS        Director                    June 4, 1996
- -------------------------
 Ernest J. Tsouros

/s/ RANDELL G. CRAIG         Director                    June 4, 1996
- -------------------------
 Randell G. Craig

                             Director                    June 4, 1996
- -------------------------
 Joseph A. Morein

/s/ JOHN A. WESTON           Treasurer, Principal        June 4, 1996
- -------------------------    Financial and Accounting
 John A. Weston              Officer

                                   29 of 41