Form 10-Q
period 1996-06-30
HAMPSHIRE FUNDING INC
filed 1996-08-12
CIK 205422

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

 X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
- --    Exchange Act of 1934 [fee required]

For the quarterly period  ended   June 30, 1996
                                  -------------

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the transition period from               to
                                      -------------   --------------
       Commission file number  2-79192.
                               -------

                            HAMPSHIRE FUNDING, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      NEW HAMPSHIRE                                       02-0277842
- -------------------------------                       -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

 ONE GRANITE PLACE, CONCORD, NEW HAMPSHIRE                         03301
- ------------------------------------------                         -----
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code        (603) 226-5000
- -------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and(2) has been subject to such filing
requirements for the past 90 days. YES X   NO
                                      ---    ----
          APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At June 30, 1996 there were 50,000 shares of the issuers common stock outstanding, all of which are owned by the Parent Company, Chubb Life Insurance Company of America.

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

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.  See pages 6 through 9.

Item 2 - Management's Discussion and Analysis of Financial Conditions and results of Operations.

Liquidity and Capital Resources
- -------------------------------

The Company offers investment programs (the "Programs") which coordinate the acquisition of mutual fund shares and insurance over a period of time, usually ten years. Under the Programs, purchasers of the program ("Participants") purchase life and health insurance from affiliated insurance companies
(the"Insurance Companies") and finance the premiums through a series   of  loans
secured by mutual fund shares. Upon issuance of a policy by an Insurance Company, the Company makes a loan to the Participant in an amount equal to the selected premium mode. As each premium becomes due, if not paid in cash, a new loan equal to the next premium and administrative fee is made and added to the Participant's account indebtedness ("Account Indebtedness"). Thus, interest, as well as principal, is borrowed and mutual fund shares are pledged as collateral. Each loan made by the Company must initially be secured by mutual fund shares which have a value of at least 250% of the loan, except for the initial premium loan of Programs using certain no-load funds, where the collateral requirement is 1800%. In addition, the aggregate value of all mutual fund shares pledged as collateral must be at least 150% of the Participant's total Account Indebtedness. If the value of the shares pledged to the Company declines below 130% of the Company's indebtedness, the Company will terminate the Programs and liquidate shares sufficient to repay the indebtedness.

Collateral loans receivable from Participants were $50,637,686 at June 30, 1996. Annual amounts due to the Company were as follows:


                             1996   1997   1998   1999   2000   2001-2007
                             ----   ----   ----   ----   ----   ---------
Collateral loans receivable  $1.6   $3.0   $2.8   $3.7   $6.1     $33.4
(in millions)

Operations
- ----------

The Company's funds for financing the Programs are currently obtained through Loan Agreements with its affiliates, Chubb Colonial Life Insurance Company of America ("Colonial") (formerly known as The Colonial Life Insurance Company of America) and Chubb Life Insurance Company of America ("Chubb Life"). The Loan Agreements provide for revolving credit arrangements under which advances will be made to the Company in amounts not to exceed $29,000,000 from Colonial and $20,000,000 from Chubb Life. The advances are currently short term in nature, as none of the loans outstanding as of June 30, 1996 exceeded 365 days to maturity. The advances are made at short-term lending rates agreed upon by the Company and its lenders and are subject to change in accordance with the Loan Agreements and market conditions. If the Company is unable to obtain loans from affiliates at favorable market rates, the Company's borrowing costs will increase. The Company's Loan Agreements state, however, that the interest rate may not exceed the prime interest rate in effect in New York City plus 2.5%.
The average lending rate on these loans at June 30, 1996 was 6.61% and ranged from 4.97% to 8.95% during the period.

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

The amount of funds borrowed under the Agreements at June 30, 1996 were $47,500,000 compared to $41,000,000 at June 30, 1995. Funds borrowed at June 30, 1996 represent $27,500,000 from Colonial and $20,000,000 from Chubb Life. At June 30, 1995 funds borrowed represented $26,000,000 from Colonial and
$15,000,000 from Chubb Life.   The increase in amounts borrowed by the Company
year to year was used to fund the growth in premium loans and for other working capital needs.

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


Loan schedule as of June 30, 1996:


                     Loan       Face              Days to     Maturity
Source               Date      (mils)    Rate     Maturity    Date
- ------               ----      ------    -----     --------   --------
Chubb Life         04/26/96    $10.0     5.93%       180      10/23/96
                   06/30/96     10.0     8.95%        63      09/01/96
                               ------
                               $20.0

Source        Date    (mils)  Rate   Maturity    Date
- ----------  --------  ------  -----  --------  --------
Colonial    10/10/95  $ 2.3   5.92%       266  07/02/96
            02/09/96   14.5   4.97%       182  08/09/96
            04/12/96    9.2   5.05%        90  07/11/96
            06/26/96    1.0   8.95%        67  09/01/96
            06/30/96    0.5   8.95%        63  09/01/96
            --------  -----   ----        ---  --------
                      $27.5

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

Results of Operations
- ---------------------

The Company concluded the first six months of 1996 with net operating income of $141,075 as compared to net operating income of $136,977 for the same period in 1995. Net operating income for the second quarter ended June 30, 1996 was $105,824 as compared to $76,577 for the like period of 1995.

Total revenues through June 30, 1996 were $2,415,864 versus $2,163,387 in 1995. These revenues include interest on collateral loans receivable, program fees, and interest on investments. The largest source of revenue was represented by interest on collateral loans receivable.

The growth in collateral loan interest resulted from the increase in collateral loans receivable year to year. Collateral loans receivable as of June 30, 1996 were $50,637,686 as compared to $43,373,661 in 1995. Comparatively, collateral loan interest was $2,138,767 and, $1,880,645 for the six months ended June 30, 1996 and 1995. The average interest rate charged to each Participant's outstanding loan balance was 8.95% and 9.25% for the first six months of 1996 and 1995.

The Company's collateral loans receivable, collateral loan interest and average interest rate charged to each Participant's loan balance at June 30, 1996 and 1995 are summarized as follows:

                                                   1996            1995
                                                   ----            ----
Collateral loans receivable                     $50,637,686     $43,373,661
Collateral loan interest income                 $ 2,138,767     $ 1,880,645
Average loan Interest rate                         8.95%           9.25%

Interest expense on the Loan Agreements increased in 1996 as compared to 1995
due to amounts borrowed by the Company.   The Company's outstanding loans
payable, interest expense and average cost of borrowings for the six months ended June 30 are summarized as follows:

                                  1996           1995
                                  ----           ----
Loans payable                 $47,407,822     $40,382,709
Interest expense              $ 1,443,136     $ 1,315,994
Average loan interest rate       6.61%           6.68%

The Company's ability to achieve and maintain a spread between its cost of funds necessary to finance premium loans and the lending rate charged to Program Participants may impact its future operating results. The interest rate spread is intended to provide sufficient revenue to offset the Company's general and administrative expenses. General and administrative expenses, arising from normal operating activities (including state tax expenses) through June 30, 1996, were $755,689 as compared to $636,659 in 1995.

The Company may increase the interest rate charged to Participants to a maximum of the prime interest rate plus 3% as its cost of borrowing increases. If the Company's cost of borrowing were to rise significantly above the prime interest rate, its ability to maintain an adequate interest rate spread would be difficult and future earnings could be adversely impacted.

Program fees increased year to year as the number of transactions processed by the Company has grown. Program fees include placement, administrative and termination fees as well as charges for special services. For the six months ended June 30, 1996 and 1995 the number of programs administered by the Company were 6,363 and 6,597, respectively.

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


                          PART II - OTHER INFORMATION
Item 1 - Legal Proceedings - Not Applicable
         -----------------
Item 2 - Changes in securities - Not Applicable
         ---------------------
Item 3 - Defaults upon senior securities  - Not Applicable
         -------------------------------
Item 4 - Submission of matters to vote of security holders - Not Applicable
         -------------------------------------------------
Item 5 - Other Information - Not Applicable
         -----------------
Item 6 - Exhibits and Reports on Form 8-K.
         ---------------------------------

    (a) Pursuant to Rule 12b-23 and General Instruction G, the following exhibits required to be filed with this Report pursuant to the Instructions for Item 16 above are incorporated by reference from the reference source cited in the table below.

Reg. S-K
Item 601

Exhibit
Table No.                            Document                         Reference Source
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


   (e)                               Fourth Amendment to Loan          Form 10-K filed
                                     Agreement between the             March 9, 1994 for
                                     Company and The                   the year ended
                                     Colonial Life Insurance           December 31,
                                     Company of America, dated         1993, pp. 33-34
                                     June 17, 1993


    Exhibit
    Table No.                              Document                     Reference Source
    ---------                            -------------                 -----------------


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
                                      March 9, 1990

Exhibit
Table No.                                Document                        Reference Source
- ---------                             --------------                     ----------------



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

Reg S-K
Item 601


Exhibit
Table No.                                    Document                     Reference Source
- --------                             ------------------------             ----------------

(4)  (i)                             Agency Agreement and                  Form 10-K filed
                                     Limited Power of Attorney             March 20, 1996 for the
                                                                           year ended December 31,
                                                                           1995

 (ii)                                Change in Participant in              Form 10-K filed
                                     Program                               March 20, 1996 for the
                                                                           year ended December 31,
                                                                           1995

(iii)                                Disclosure Statement and              Form 10-K filed
                                     Agreement to Modify a                 March 20, 1996 for the
                                     Program                               year ended December 31,
                                                                           1995

(iv)                                 Disclosure Statement                  Form  10-K filed
                                                                           March 20, 1996 for the
                                                                           year ended December 31,
                                                                           1995

(27)                                 Financial Data Schedule



 (b)                                 Reports on Form 8-K

          No Reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.


                     Hampshire Funding, Inc. and Subsidiary

                          Consolidated Balance Sheets

                                                   June 30,                   December 31,
                                                     1996                        1995
                                               -------------------------------------------
Assets
Cash and cash equivalents                       $    673,532                  $   289,918
Accounts receivable from customers                     4,786                       26,793
Federal income taxes recoverable                                                   12,257
                                               -------------------------------------------
Total current assets                                 678,318                      328,968

Collateral notes receivable (including
accrued interest of $1,115,319 in 1996
and $1,207,853 in 1995)                           50,637,686                   47,059,897
                                               -------------------------------------------
Total assets                                    $ 51,316,004                  $47,388,865
                                               ===========================================

Liabilities and Stockholder's Equity
Liabilities:
Due to affiliates                               $  1,348,228                  $ 1,145,850
Accrued expenses and other liabilities               304,044                      263,232
Federal income tax payable                            34,725
                                               -------------------------------------------
Total current liabilities                          1,686,997                    1,409,082

Loans payable to affiliates (net of prepaid
interest of $92,178 in 1996 and $300,327 in
 1995)                                            47,407,822                   43,899,673
                                               -------------------------------------------
Total liabilities                                 49,094,819                   45,308,755
                                               -------------------------------------------
Stockholder's equity:
Common stock, par value $1 per share;
 authorized 100,000 shares; issued and
 outstanding 50,000 shares                            50,000                       50,000
Additional paid-in capital                           550,000                      550,000
Retained earnings                                  1,621,185                    1,480,110
                                               -------------------------------------------
Total stockholder's equity                         2,221,185                    2,080,110
                                               -------------------------------------------
Total liabilities and stockholder's equity      $ 51,316,004                  $47,388,865
                                               ===========================================

                     Hampshire Funding, Inc. and Subsidiary


            Consolidated Statements of Income and Retained Earnings


                                             Six Months Ending June 30,
                                                 1996        1995
                                             ----------  ----------
Revenues:
  Interest on collateral notes receivable   $2,138,767  $1,880,645
  Program participant fees                     253,292     232,794
  Interest on investments                       23,805      49,948
                                             ---------   ---------
                                             2,415,864   2,163,387
 Operating expenses:
   Interest on affiliated loan agreements     1,443,136  1,315,994
   General and administrative                   733,353    636,659
                                             ----------  ----------
                                              2,176,489  1,952,653

Income before income taxes                      239,375    210,734

 Federal and state income tax:
  Federal tax                                    75,964     73,757
  State tax/(1)/                                 22,336
                                             ----------  ----------
                                                 98,300     73,757
                                             ----------  ----------

 Net income                                     141,075     136,977

 Retained earnings at
 beginning of year                            1,480,110   1,247,756
                                             ----------  ----------
Retained earnings at end of period           $1,621,185  $1,384,733
                                             ==========  ==========

/(1)/ State taxes of $26,783 for the six months ended June 1996 are included in general and administrative expenses.

                     Hampshire Funding, Inc. and Subsidiary


                     Consolidated Statements of Cash Flows

                                                            Six Months Ending June 30,
                                                             1996               1995
                                                            -------------------------

Operating activities
Net income                                               $    141,075       $  136,977
Adjustments to reconcile net income to net
  cash used in operating activities:
  Decrease in accounts receivable from
    customers                                                  22,007            3,915
  Increase in accrued expenses
    and other liabilities                                      40,812          212,994
  Increase in due to affiliates                               202,378           97,649
  Increase in collateral notes receivable                  (3,577,789)      (2,568,502)
  Change in federal income taxes payable                       46,982           96,870
  Decrease (increase)  in prepaid interest
   on affiliated loan agreements                              208,149           (6,826)
                                                           ----------------------------
Net cash used in operating activities                      (2,916,386)      (2,026,923)

Financing activities
Proceeds from affiliated loan agreements                   47,475,000       38,300,000
Principal payments on affiliated loan
 agreements                                               (44,175,000)     (36,800,000)
                                                           ----------------------------
Net cash provided by financing activities                   3,300,000        1,500,000
                                                           ----------------------------

Increase (decrease)  in cash and cash equivalents             383,614         (526,923)

Cash and cash equivalents at beginning of year                289,918        1,311,399
                                                           ----------------------------
Cash and cash equivalents at end of period               $    673,532     $    784,476
                                                           ============================

                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Hampshire Funding, Inc.
                                  ----------------------
                                  Registrant


                                  \\John A. Weston\\



Date    August 8, 1996
- ----------------------
                                  John A. Weston
                                  Treasurer, Principal Financial and Accounting Officer