Form 10-Q
period 1996-09-30
HAMPSHIRE FUNDING INC
filed 1996-11-13
CIK 205422

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

  [X]    Quarterly report pursuant to Section 13 or 15(d) of the Securities
         ---------------------------------------------------------------------
         Exchange Act of 1934
         --------------------
           [fee required]
   For the quarterly period  ended     September  30, 1996
                                       -------------------

  [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from-------------------to--------------------


         Commission file number  2-79192 .
                                ---------

                            HAMPSHIRE FUNDING, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      NEW HAMPSHIRE                                       02-0277842
--------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

 ONE GRANITE PLACE, CONCORD, NEW HAMPSHIRE                   03301
------------------------------------------                   -----
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code    (603) 226-5000
--------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and(2) has been subject to such filing
requirements for the past 90 days. YES    X      NO
                                        ----          ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At September 30, 1996 there were 50,000 shares of the issuers common stock outstanding, all of which are owned by the Parent Company, Chubb Life Insurance Company

                      DOCUMENTS INCORPORATED BY REFERENCE
                 The exhibit index appears on pages 6 though 9

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.  See pages 10 through 12.

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

Collateral loans receivable from Participants were $52,020,792 at September 30, 1996. Annual amounts due to the Company were as follows:

                             1996   1997    1998     1999     2000     2001-2007
                             ----   ----    ----     ----     ----     ---------
Collateral loans receivable  $1.0   $3.1    $2.8     $3.8     $6.4        $34.9
(in millions)

Operations
----------

Since 1989, the Company's funds for financing the Programs have been obtained through Loan Agreements with its affiliates, Chubb Colonial Life Insurance Company ("Colonial") (formerly known as The Colonial Life Insurance Company of America) and Chubb Life Insurance Company ("Chubb Life"). The Loan Agreements provide for revolving credit arrangements under which advances will be made to the Company in amounts not to exceed $29,000,000 from Colonial and $20,000,000 from Chubb Life. The advances are currently short term in nature, as none of the loans outstanding as of September 30, 1996 exceeded 365 days to maturity. The advances are made at short-term lending rates agreed upon by the Company and its lenders and are subject to change in accordance with the Loan Agreements and market conditions. If the Company is unable to obtain loans from affiliates at favorable market rates, the Company's borrowing costs may increase. The Company's Loan Agreements state, however, that the interest rate may not exceed the prime interest rate in effect in New York City plus 2.5%. The average lending rate on these loans at September 30, 1996 was 6.65% and ranged from 4.97% to 8.95% during the period.

The amount of funds borrowed under the Loan Agreements at September 30, 1996 were $49,000,000 compared to $42,500,000 at September 30, 1995. Funds borrowed at September 30, 1996 represent $29,000,000 from Colonial and $20,000,000 from Chubb Life. At September 30, 1995 funds borrowed represented $26,000,000 from
Colonial and $16,500,000 from Chubb Life.   The increase in amounts borrowed by
the Company year to year was used to fund the growth in premium loans and for other working capital needs.

Loan schedule as of  September 30, 1996:

Loan            Face    Days to   Maturity
Source          Date     (mils)     Rate     Maturity    Date
------------  --------  --------  ---------  --------  ---------
Chubb Life    04/26/96    $10.0       5.93%       180   10/23/96
              06/30/96     10.0       8.95%       120   10/28/96
                          -----
                          $20.0


Colonial      08/09/96    $14.5       5.50%        91   11/08/96
              07/11/96      9.2       5.53%        90   10/09/96
              07/02/96      2.3       5.47%        92   10/02/96
              06/26/96      1.0       8.95%       124   10/28/96
              06/30/96      0.5       8.95%       120   10/28/96
              07/29/96      0.2       8.95%        91   10/28/96
              08/09/96      0.2       8.95%        80   10/28/96
              08/29/96      0.3       8.95%        60   10/28/96
              09/26/96      0.8       8.95%        32   10/28/96
              --------    -----       ----        ---  ---------
                         $ 29.0

On October 23, 1996, the Company entered into a Revolving Credit Agreement with SunTrust Bank, Atlanta, a Georgia banking corporation. This Revolving Credit Agreement provides for credit arrangements under which advances will be made to the Company in amounts not to exceed $60 million. Advances will be short term in nature and made at short-term lending rates.

Beginning October 23, 1996, as the Company's loans from affiliates matured, the Company borrowed amounts under its new Revolving Credit Agreement with SunTrust and repaid amounts owed to affiliates. The Company's restructured loan schedule as of November 8, 1996 follows:

                             Loan    Face           Days to   Maturity
Source                       Date    (mils)  Rate   Maturity    Date
----------                 --------  ------  -----  --------  --------
SunTrust                   11/08/96  $23.7   5.65%     90     02/06/97
                           10/30/96    2.2   5.68%     90     01/28/97
                           10/28/96   13.0   5.68%     91     01/27/97
                           10/23/96   10.5   5.78%    180     04/21/97
                                     -----
                                     $49.5


The continuance of the Program is dependent upon the Company's ability to provide, or arrange for the financing of insurance premiums for Participants. The Company expects that it will be able to obtain this financing for the foreseeable future. In the event the Company is unsuccessful in obtaining financing from any source (affiliated and non-affiliated), the Programs will be terminated, the Participants must then pay their loans to the Company, and the Company will repay the Lenders in turn.

Although the Company's present financing arrangements with its lenders do not include the assignment of a Participant's mutual fund shares to the lender as security, the Company's Agency Agreement with Participants does authorize the Company to assign a Participant's mutual fund shares to any lender as collateral security for the Company's indebtedness pursuant to any financing arrangements. If any such assignment takes place and the Company subsequently defaults on an obligation for which the participant's mutual fund shares have been pledged as security, the mutual fund shares may be redeemed by the lender to whom the obligation is owed. A lender may cease to provide financing if the Company is in default under its Loan Agreements. In this case, Programs will be terminated on their renewal dates.

In addition to loans payable on September 30, 1996, the Company has other short-term amounts due to affiliates related to insurance premium payments and expense reimbursements to Chubb America Service Corporation ("Service Company"). The Company has an arrangement with affiliated Insurance Companies whereby the Company makes monthly payments in arrears for premiums due. Reimbursements to the Service Company are also made one month in arrears and are included in amounts due to affiliates.

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

Results of Operations
---------------------

The Company concluded the first nine months of 1996 with net operating income of $199,615 as compared to net operating income of $186,883 for the same period in 1995. Net operating income for the third quarter ended September 30, 1996 was $58,540 as compared to $49,906 for the like period of 1995.

Total revenues through September 30, 1996 were $3,666,301 versus $3,286,126 in 1995. These revenues include interest on collateral loans receivable, program fees, and interest on investments. The largest source of revenue was represented by interest on collateral loans receivable.

The growth in collateral loan interest resulted from the increase in collateral loans receivable year to year. Collateral loans receivable as of September 30, 1996 were $52,020,792 as compared to $45,199,275 in 1995. Comparatively, collateral loan interest was $3,266,556 and, $2,873,198 for the nine months ended September 30, 1996 and 1995. The average interest rate charged to each Participant's outstanding loan balance was 8.95% and 9.25% for the first nine months of 1996 and 1995.

The Company's collateral loans receivable, collateral loan interest and average interest rate charged to each Participant's loan balance at September 30, 1996 and 1995 are summarized as follows:

                                                   1996            1995
                                              ---------------  -------------
Collateral loans receivable                       $52,020,792   $45,199,275
Collateral loan interest income                   $ 3,266,556   $ 2,873,198
Average loan Interest rate                           8.95%         9.25%


Interest expense on the Loan Agreements increased in 1996 as compared to 1995
due to amounts borrowed by the Company.   The Company's outstanding loans
payable, interest expense and average cost of borrowings for the nine months ended September 30 are summarized as follows:

                                 1996          1995
                               ---------     ----------
Loans payable                 $49,176,921   $41,897,991
Interest expense              $ 2,221,879   $ 2,010,729
Average loan interest rate        6.65%         6.71%

The Company's ability to achieve and maintain a spread between its cost of funds necessary to finance premium loans and the lending rate charged to Program Participants may impact its future operating results. The interest rate spread is intended to provide sufficient revenue to offset the Company's general and administrative expenses. General and administrative expenses, arising from normal operating activities (including state tax expenses) through September 30, 1996, were $1,136,539 as compared to $987,885 in 1995.

The Company may increase the interest rate charged to Participants to a maximum of the prime interest rate plus 3% as its cost of borrowing increases. If the Company's cost of borrowing were to rise significantly above the prime interest rate, its ability to maintain an adequate interest rate spread would be difficult and future earnings could be adversely impacted.

Program fees increased year to year as the number of transactions processed by the Company has grown. Program fees include placement, administrative and termination fees as well as charges for special services. For the nine months ended September 30, 1996 and 1995 the number of programs administered by the Company were 6,252 and 6,564, respectively.

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

Reg. S-K
Item 601

Exhibit
Table No.        Document                         Reference Source
--------         --------                         ----------------
 (1)             Distribution Agreement           Form 10-K, filed
                 between the Company and          March 15, 1990, for the
                 Chubb Securities Corporation     year ended December 31,
                 dated March 1, 1990              1989,  pp.

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
                 America, dated March 8, 1993


Exhibit

Table No.        Document                         Reference Source
--------         --------                         ----------------
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
                 June 17, 1993



Exhibit

Table No.        Document                         Reference Source
--------         --------                         ----------------

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

Reg S-K

Item 601


Exhibit

Table No.        Document                         Reference Source
--------         --------                         ----------------

 (4)(i)          Agency Agreement and             Form 10-K filed
                 Limited Power of Attorney        March 20, 1996 for the
                                                  year ended December 31,
                                                  1995

 (ii)            Change in Participant in         Form 10-K filed
                 Program                          March 20, 1996 for the
                                                  year ended December 31,
                                                  1995

 (iii)           Disclosure Statement and         Form 10-K filed
                 Agreement to Modify a            March 20, 1996 for the
                 Program                          year ended December 31,
                                                  1995

 (iv)            Disclosure Statement             Form  10-K filed
                                                  March 20, 1996 for the
                                                  year ended December 31,
                                                  1995

 (27)            Financial Data Schedule

 (b)             Reports on Form 8-K

        No Reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.


                     Hampshire Funding, Inc. and Subsidiary

                          Consolidated Balance Sheets

                                                  September 30,        December 31,
                                                     1996                  1995
                                                 ---------------  ----------------
Assets
Cash and cash equivalents                        $ 1,025,331         $   289,918
Accounts receivable from customers                    33,043              26,793
Federal income taxes recoverable                       8,971              12,257
                                                 -----------         -----------
Total current assets                               1,067,345             328,968

Collateral notes receivable (including accrued
interest of $1,302,495 in 1996 and $1,207,853
 in 1995)                                         52,020,792          47,059,897
                                                 -----------         -----------

Total assets                                     $53,088,137         $47,388,865
                                                 ===========         ===========

Liabilities and Stockholder's Equity
Liabilities:
Due to affiliates                                $ 1,217,293         $ 1,145,850
Accrued expenses and other liabilities               414,198             263,232
                                                 -----------         -----------
Total current liabilities                          1,631,491           1,409,082

Loans payable to affiliates (net of prepaid
interest of $94,472 in 1996 and $300,327 in
 1995)                                            49,176,921           43,899,673
                                                 -----------         ------------
Total liabilities                                 50,808,412           45,308,755
                                                 -----------         ------------
Stockholder's equity:
Common stock, par value $1 per share;
 authorized 100,000 shares; issued
 and outstanding 50,000 shares                        50,000               50,000

Additional paid-in capital                           550,000              550,000
Retained earnings                                  1,679,725            1,480,110

Total stockholder's equity                         2,279,725            2,080,110
                                                 -----------         ------------

Total liabilities and stockholder's equity       $53,088,137          $47,388,865
                                                 ===========         ============

                     Hampshire Funding, Inc. and Subsidiary


            Consolidated Statements of Income and Retained Earnings



                                         Nine Months Ending September 30,
                                                1996        1995
                                             ----------  ----------
Revenues:
  Interest on collateral notes receivable    $3,266,556  $2,873,198
  Program participant fees                      363,783     348,166
  Interest on investments                        35,962      64,762
                                             ----------  ----------
                                              3,666,301   3,286,126

Operating expenses:
  Interest on affiliated loan agreements      2,221,879   2,010,729
  General and administrative                  1,103,175     987,885
                                             ----------  ----------
                                              3,325,054   2,998,614

Income before income taxes                      341,247     287,512

 Federal and state income tax:
  Federal tax                                   108,268     100,629
  State tax/(1)/                                 33,364
                                             ----------   ----------
                                                141,632      100,629
                                             ----------   ----------

 Net income                                     199,615     186,883

 Retained earnings at
 beginning of year                            1,480,110   1,247,756
                                             ----------  ----------
Retained earnings at end of period           $1,679,725  $1,434,639
                                             ==========  ==========

/(1)/ State taxes of $33,364 for the nine months ended September 1996 are included in general and administrative expenses.

                     Hampshire Funding, Inc. and Subsidiary


                     Consolidated Statements of Cash Flows

                                                                                    Nine Months Ending September 30,
                                                                                        1996              1995
                                                                                    ------------      ------------
Operating activities
Net income                                                                           $    199,615     $    186,883
Adjustments to reconcile net income to net
  cash used in operating activities:
  Increase (decrease)  in accounts receivable
    from customers                                                                         (6,250)          25,234
  Increase (decrease) in accrued expenses
    and other liabilities                                                                 150,966          (79,435)
  Increase in due to affiliates                                                            71,443           90,608
  Increase in collateral notes receivable                                              (4,960,895)      (4,394,116)
  Change in federal income taxes payable                                                    3,286           65,698
  Decrease in prepaid interest on
   affiliated loan agreements                                                             205,855            8,456
  Increase in loan interest payable                                                       271,393
                                                                                     ------------     ------------
Net cash used in operating activities                                                  (4,064,587)      (4,096,672)

Financing activities
Proceeds from affiliated loan agreements                                               74,975,000       65,000,000
Principal payments on affiliated loan
 agreements                                                                           (70,175,000)     (62,000,000)
                                                                                     ------------     ------------
Net cash provided by financing activities                                               4,800,000        3,000,000
                                                                                     ------------     ------------

Increase (decrease)  in cash and cash equivalents                                         735,413       (1,096,672)

Cash and cash equivalents at beginning of year                                            289,918        1,311,399
                                                                                     ------------     ------------

Cash and cash equivalents at end of period                                           $  1,025,331     $    214,727
                                                                                     ============     ============


                     HAMPSHIRE FUNDING, INC. AND SUBSIDIARY


 ADDENDUM TO NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DATED DECEMBER 31, 1995



MODIFICATION TO LOAN AGREEMENTS

Since 1989, the Company's funds for financing premium loans have been obtained through Loan Agreements with affiliates. On October 23, 1996, the Company entered into a Revolving Credit Agreement with a non-affiliate, SunTrust Bank of Atlanta, Georgia. This Revolving Credit Agreement provides for credit arrangements under which advances will be made to the Company in amounts not to exceed $60 million. Advances will be short term in nature and made at short-term lending rates.

Beginning October 23, 1996, as the Company's loans from affiliates matured, the Company borrowed amounts under its new Revolving Credit Agreement with SunTrust Bank and repaid amounts owed to affiliates. The Company's restructured loan schedule as of November 8, 1996 was as follows:

                               Loan    Face               Days to    Maturity
Source                         Date    (mils)     Rate    Maturity     Date
---------------              -------- --------  -------- ---------   --------
SunTrust                     11/08/96   $23.7     5.65%      90      02/06/97
                             10/30/96     2.3     5.68%      90      01/28/97
                             10/28/96    13.0     5.68%      91      01/27/97
                             10/23/96    10.5     5.78%     180      04/21/97
                                        -----
                                        $49.5


                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            Hampshire Funding, Inc.
                            -------------------------------
                            Registrant


                            \\John A. Weston\\



Date  November 12, 1996
-----------------------
                            John A. Weston
                            Treasurer, Principal Financial and Accounting
                            Officer