Form 10-K
period 1996-12-31
HAMPSHIRE FUNDING INC
filed 1997-03-19
CIK 205422

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K


(Mark One)

 X    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
---   Act of 1934 [fee required]
      For the fiscal year ended  December 31, 1996
                               ---------------------

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934 [no fee required]
     For the transition period from                  to                .
                                    -----------------  ----------------

     Commission file number 2-79192.
                            -------

                            HAMPSHIRE FUNDING, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

  NEW HAMPSHIRE                                                 02-0277842
--------------------------------------                   -----------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)


  ONE GRANITE PLACE, CONCORD, NEW HAMPSHIRE                            03301
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
                                                                 YES  X   NO
                                                                     ---    ---

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. NONE

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of March 15, 1997: 50,000 shares, all of which are owned by Chubb Life Insurance Company of America.

                      DOCUMENTS INCORPORATED BY REFERENCE

NONE

The total number of pages, including exhibits, is 54, and the exhibit index appears on pages 21 through 22.

                                    PART I


Item 1 - Description of Business
--------------------------------

(a)   General Development of Business
      -------------------------------

      Hampshire Funding, Inc. ("the Company") was incorporated in the State of New Hampshire on December 8, 1969, as a wholly-owned subsidiary of Chubb Life Insurance Company of America ("CLA" or the "Parent" Corporation). The Company became a wholly-owned subsidiary of The Chubb Corporation on December 21, 1971, when CLA sold all the outstanding stock of the Company. On April 1, 1981, the Company's common stock was transferred by contribution to Chubb Life Insurance Company of New Hampshire ("CLNH"). On July 1, 1991, CLNH and CLA merged with and into The Volunteer State Life Insurance Company, which on the same date re-domesticated from Tennessee to New Hampshire and changed its name to Chubb Life Insurance Company of America (the "Parent Corporation"). As a result of said merger, all of the common stock of the company is owned by the Parent Corporation. In addition, the Company owns 100% of the outstanding shares of Hampshire Syndications, Inc., incorporated in New Hampshire on October 9, 1986.

      On February 24, 1997, The Chubb Corporation announced that it had signed a definitive agreement to sell the Parent Corporation and its subsidiaries to Jefferson-Pilot Corporation subject to regulatory approvals.

      The Company, in affiliation with the Parent Corporation, Chubb Colonial Life Insurance Company ("Colonial"), Chubb Sovereign Life Insurance Company ("Chubb Sovereign") (collectively "Insurance Companies") and Chubb Securities Corporation (the "Broker-Dealer"), a member of the National Association of Securities Dealers, Inc. ("NASD"), is primarily engaged in the offering and administration of programs which coordinate the acquisition of mutual fund shares and life or health insurance (the "Programs"). The Programs are intended, in part, to augment the sales activities of the Broker-Dealer and the Insurance Companies.

(b)   Financial Information About Industry Segments
      ---------------------------------------------

      Revenues, operating profit and loss, and identifiable assets for the three years ended December 31, 1996, are included in Item 6 - Selected Financial Data and Item 8 - Financial Statements and Supplementary Data.

(c)   Narrative Description of Business
      ---------------------------------

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

                                    2 of 54

      Revenues derived from Participant Programs include loan interest and fees. For the years ended December 31, 1996, 1995 and 1994 such revenues were as follows:


                                  1996               1995             1994
                                  ----               ----             ----

      Interest on Loans        $4,412,729         $3,899,087       $3,094,809
      Program Fees                484,906            456,556          464,851

      Regulation
      ----------

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

      Dependence Upon a Single or a Few Customers
      -------------------------------------------

      The Company is not dependent upon a single or a few customers. The loss of one or a few customers would not have a material adverse effect on the business of the Company.

      Competition
      -----------

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

                                    3 of 54

      Employees
      ---------

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

(d)   Financial Information About Foreign and Domestic Operations and Export
      ----------------------------------------------------------------------
      Sales
      -----

      All sales and operations of the Company are conducted within the United States.

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

Item 3 - Legal Proceedings
--------------------------

The Company may become involved from time to time with legal proceedings arising out of the ordinary course of its business. For the year ended December 31, 1996, the Company was not involved in any legal proceedings.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

Not Applicable.

                                    4 of 54

                                    PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

(a)    Holders
       -------

       Not publicly traded.

(b)    Market Information
       ------------------

       1 (See Item 12, Security Ownership of Certain Beneficial Owners and Management.)

(c)    Dividends
       ---------

       The Company has not authorized or paid any dividends since inception. There are no restrictions presently known on the Company's ability to pay dividends except for general New Hampshire corporate laws relating to earnings.

Item 6 - Selected Financial Data
--------------------------------


Selected Statement of Operations
 Data:  Year Ended December 31,         1996             1995             1994             1993             1992
                                        ----             ----             ----             ----             ----

 Total Revenue                      $ 4,957,607      $ 4,435,676      $ 3,590,273      $ 3,004,114      $ 2,699,890
                                     ==========       ==========       ==========       ==========       ==========

 Net Income                         $   314,298      $   232,354      $   458,294      $   514,505      $   330,545
                                     ==========       ==========       ==========       ==========       ==========

 Dividends Per Common Share         $     --         $     --         $     --         $    --          $     --
                                     ==========       ==========       ==========       ==========       ==========

Selected Balance Sheet Data:
 December 31,                           1996             1995             1994             1993             1992
                                        ----             ----             ----             ----             ----

  Total Assets                      $54,763,977      $47,376,608      $42,241,816      $33,773,719      $27,905,714
                                     ==========       ==========       ==========       ==========       ==========

  Loans Payable                     $50,851,618      $43,899,673      $38,889,535      $30,924,833      $25,382,406
                                     ==========       ==========       ==========       ==========       ==========

                                    5 of 54

Item 7 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Liquidity and Capital Resources
-------------------------------

The Company offers investment programs (the "Programs") which coordinate the acquisition of mutual fund shares and insurance over a period of ten years. Under the Programs, purchasers of a Program ("Participants") purchase life and health insurance from affiliated insurance companies (the "Insurance Companies") and finance the premiums through a series of loans secured by mutual fund shares. Upon issuance of a policy by an Insurance Company, the Company makes a loan to the Participant in an amount equal to the selected premium mode. As each premium becomes due, if not paid in cash, a new loan equal to the next premium and administrative fee is made and added to the Participant's account indebtedness ("Account Indebtedness"). Thus, interest, as well as principal, is borrowed and mutual fund shares are pledged as collateral. Each loan made by the Company must initially be secured by mutual fund shares which have a value of at least 250% of the loan, except for the initial premium loan of Programs using certain no-load funds, where the collateral requirement is 1800%. In addition, the aggregate value of all mutual fund shares pledged as collateral must be at least 150% of the Participant's total Account Indebtedness. If the value of the shares pledged to the Company declines below 130% of the Company's indebtedness, the Company will terminate the Programs and liquidate shares sufficient to repay the indebtedness.

Collateral loans receivable from Participants were $52,979,267 (including accrued interest of $1,365,191) at December 31, 1996. Annual amounts due to the Company were as follows:


                                         1997      1998      1999      2000      2001     2002-2006
                                         ----      ----      ----      ----      ----     ---------

Collateral loans receivable              $3.4      $2.9      $4.1      $6.6      $9.2       $26.8
(in millions)

The Company's funds for financing the Programs are currently obtained through a Revolving Credit Agreement with a non-affiliated bank, SunTrust Bank of Atlanta, Georgia ("SunTrust"). The Company entered into this Revolving Credit Agreement on October 23, 1996 which provides for advances up to $60,000,000 and expires on October 22, 2001. The Revolving Credit Agreement contains restrictions on equity and indebtedness with other non-affiliates. All indebtedness and obligations of the Company under the Revolving Credit Agreement, are guaranteed by Chubb Life. The Revolving Credit Agreement with SunTrust replaced the Company's loan agreements with its affiliates, Chubb Life and Colonial, which provided for advances not to exceed $20,000,000 and $29,000,000, respectively. As all advances under affiliated loan agreements became due during October and November of 1996, the Company borrowed amounts under the new Revolving Credit Agreement with SunTrust and paid Chubb Life and Colonial the outstanding principal and interest. At December 31, 1996, the Company had no loans outstanding to affiliates. The interest rate on advances made under the SunTrust Revolving Credit Agreement is variable and based on short-term interest rates.

The continuance of the Program is dependent upon the Company's ability to provide, or arrange for the financing of insurance premiums for Participants. Prior to its Revolving Credit Agreement with SunTrust, such financing was available from its affiliates, Colonial and Chubb Life. The Company expects that it will be able to obtain this financing for the foreseeable future from non-affiliates or affiliates.

If the Company is unable to borrow funds in the future or continue to borrow funds under its credit agreement for the purpose of financing loans to Participants for the payment of insurance premiums, it may not be able to continue the sale of the Programs.

Although the Company's present financing arrangement with its lender does not include the assignment of a Participant's mutual fund shares to the lender as security, the Company is authorized to assign a Participant's mutual fund shares to a lender as collateral security for the Company's indebtedness pursuant to any financing arrangements. If any such assignment takes place and the Company subsequently defaults on an obligation for which the Participant's mutual fund shares have been pledged as security, the mutual fund shares may be redeemed by the lender to whom the obligation is owed. A lender may cease to provide financing if the Company is in default under its credit agreement. In this case, Programs will be terminated on their renewal dates.

                                    6 of 54

At December 31, 1996 the Company had borrowed $50,500,000 under its Credit Agreement with SunTrust. At December 31, 1995 the Company had borrowed $44,200,000 ($26,000,000 under its loan agreement with Colonial and $18,200,000 under its loan agreement with Chubb Life). The increase in amounts borrowed by the Company year to year was used to fund additional premium loans.

In addition to loans payable, the Company has other short-term amounts due to affiliates related to insurance premium payments and expense reimbursements to the Service Company.

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

Loan schedule as of December 31, 1996:


                     Loan             Face                          Days to         Maturity
Source               Date            (mils)          Rate          Maturity           Date
------               ----            ------          ----          --------         --------

SunTrust           10/23/96           10.5           5.78%            180           04/21/97
                   10/28/96           13.0           5.68%             91           01/27/97
                   10/30/96            2.3           5.68%             90           01/28/97
                   11/08/96           23.7           5.65%             90           02/06/97
                   12/27/96            1.0           5.74%             90           03/27/97
                                      ----
                                     $50.5

Results of Operations
---------------------

The Company concluded the year ended December 31, 1996 with net operating income of $314,298 as compared to net operating income of $232,354 in 1995, and $458,294 in 1994.

Total revenues through December 31, 1996 were $4,957,607 versus $4,435,676 in 1995, and $3,590,273 in 1994. These revenues include interest on collateral loans receivable, program fees, interest on investments and partnership income. The largest source of revenue was represented by interest on collateral loans receivable.

The growth in collateral loan interest resulted from the increase in collateral loans receivable year to year. Collateral loans receivable as of December 31, 1996 were $52,979,267 as compared to $47,059,897 in 1995, and $40,805,159 in
1994. Comparatively, collateral loan interest was $4,412,729, $3,899,087 and $3,094,809 for the years ended December 31, 1996, 1995 and 1994. The average interest rate charged to each Participant's outstanding loan balance was 8.95%, 9.22% and 8.65% for the years 1996, 1995 and 1994, respectively.

The Company's collateral loans receivable, collateral loan interest and average interest rate charged to each Participant's loan balance for the three years ended December 31 are summarized as follows:

                                                       1996                    1995                   1994
                                                       ----                    ----                   ----

Collateral loans receivable                        $52,979,267             $47,059,897            $40,805,159
Collateral loan interest                           $ 4,412,729             $ 3,899,087            $ 3,094,809
Average Participant interest rate                     8.95%                   9.22%                  8.65%

                                    7 of 54

Interest expense on the Loan Agreements increased each year since 1994 due to changes in interest rates and amounts borrowed by the Company. The Company's outstanding loans payable, interest expense and average cost of borrowings for the three years ended December 31 are summarized as follows:

                                                       1996                    1995                   1994
                                                       ----                    ----                   ----

Loans payable                                      $50,851,618             $43,899,673            $38,889,535
Interest expense                                   $ 2,957,224             $ 2,730,924            $ 1,516,229
Average loan interest rate                            6.40%                   6.70%                   4.60%

The Company's ability to achieve and maintain a spread between its cost of funds necessary to finance premium loans and the lending rate charged to Program Participants may impact its future operating results. The interest rate spread is intended to provide sufficient revenue to offset the Company's general and administrative expenses. General and administrative expenses (including state taxes), arising from normal operating activities through December 31, 1996, were $1,516,065 as compared to $1,347,286 in 1995, and $1,308,976 in 1994.

The Company may increase the interest rate charged to Participants to a maximum of the prime interest rate plus 3% as its cost of borrowing increases. If the Company's cost of borrowing were to rise significantly above the prime interest rate, its ability to maintain an adequate interest rate spread would be difficult and future earnings could be adversely impacted.

Program fees include placement, administrative and termination fees as well as charges for special services. For the years ended December 31, 1996, 1995 and 1994 the number of Programs administered by the Company were 6,131, 6,521 and 6,662, respectively.

Investment income earned by the Company declined in 1996 as compared to 1995 due to a decrease in investment returns on cash equivalents held during 1996.

                                    8 of 54

Item 8 - Financial Statements and Supplementary Data
----------------------------------------------------

The financial statements included herein are listed in the following index.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                     Page References
                                                                                     ---------------

Report of Independent Auditors                                                              10
Consolidated Balance Sheets at December 31, 1996 and 1995                                   11
Consolidated Statements of Income and Retained Earnings
  for each of the three years in the period ended December 31, 1996                         12
Consolidated Statements of Cash Flows for the each of the three years
  in the period ended December 31, 1996                                                     13
Notes to Consolidated Financial Statements                                                  14

All schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, and the notes thereto.

                                    9 of 54

                        REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Hampshire Funding, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheets of Hampshire Funding, Inc. and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income and retained earnings, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hampshire Funding, Inc. and Subsidiary at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, in 1994 the Company changed its method of accounting for postemployment benefits.



                                                            Ernst & Young LLP


Boston, Massachusetts
January 30, 1997,
except for Note 7, as to which the date is February 24, 1997

                                   10 of 54

                    Hampshire Funding, Inc. and Subsidiary

                          Consolidated Balance Sheets



                                                             December 31
                                                         1996         1995
                                                     --------------------------
Assets
Cash and cash equivalents                              $ 1,771,795  $   289,918
Accounts receivable from customers                          12,915       26,793
                                                     --------------------------
Total current assets                                     1,784,710      316,711

Collateral notes receivable (including accrued
 interest of $1,365,191 in 1996 and $1,207,853
 in 1995)                                               52,979,267   47,059,897
                                                     --------------------------


Total assets                                           $54,763,977  $47,376,608
                                                     ==========================


Liabilities and stockholder's equity
Liabilities:
 Due to affiliates                                     $ 1,397,478  $ 1,133,593
 Accrued expenses and other liabilities                    120,473      263,232
                                                     --------------------------
  Total current liabilities                              1,517,951    1,396,825

 Loans payable (including accrued interest of
  $351,618 in 1996 and net of prepaid interest
  of $300,327 in 1995)                                  50,851,618   43,899,673
                                                     --------------------------

Total liabilities                                       52,369,569   45,296,498
                                                     --------------------------
Stockholder's equity:
 Common stock, par value $1 per share; authorized
  100,000 shares; issued and outstanding 50,000
  shares                                                    50,000       50,000
 Additional paid-in capital                                550,000      550,000
 Retained earnings                                       1,794,408    1,480,110
                                                     --------------------------
Total stockholder's equity                               2,394,408    2,080,110
                                                     --------------------------

Total liabilities and stockholder's equity             $54,763,977  $47,376,608
                                                     ==========================


See accompanying notes.

                                   11 of 54

                     Hampshire Funding, Inc. and Subsidiary

            Consolidated Statements of Income and Retained Earnings


                                                Years ended December 31
                                             1996        1995        1994
                                        --------------------------------------
Revenues:
 Interest on collateral notes receivable  $4,412,729  $3,899,087  $3,094,809
 Program participant fees                    484,906     456,556     464,851
 Interest on investments                      59,972      74,648      30,613
 Partnership syndication fees                              5,385
                                        --------------------------------------
                                           4,957,607   4,435,676   3,590,273

Operating expenses:
 Interest on loan agreements               2,957,224   2,730,924   1,516,229
 General and administrative                1,464,569   1,299,523   1,260,818
 Realized loss on investments                                         60,000
                                        --------------------------------------
                                           4,421,793   4,030,447   2,837,047
                                        --------------------------------------

Income before income taxes                   535,814     405,229     753,226

Federal and state income tax (benefit):
 Federal--Current                            170,020     125,112     257,593
 Federal--Deferred                                                   (10,819)
 State tax                                    51,496      47,763      48,158
                                        --------------------------------------
                                             221,516     172,875     294,932
                                        --------------------------------------

Net income                                   314,298     232,354     458,294

Retained earnings at
 beginning of year                         1,480,110   1,247,756     789,462
                                        --------------------------------------

Retained earnings at end of year          $1,794,408  $1,480,110  $1,247,756
                                        ======================================


See accompanying notes.

                                   12 of 54

                    Hampshire Funding, Inc. and Subsidiary

                     Consolidated Statements of Cash Flows



                                                               Years ended December 31
                                                      1996              1995              1994
                                               ---------------------------------------------------
Operating activities
Net income                                       $     314,298      $   232,354      $    458,294
Adjustments to reconcile net income to net
    cash used in operating activities:
     (Increase) decrease in accounts
        receivable from customers                       13,878           20,422            (9,535)
     Decrease in accrued expenses and other
        liabilities                                   (142,759)         (53,018)          (57,749)
     Increase in due to affiliates                     263,885           23,361            24,807
     Increase in collateral notes receivable        (5,919,370)      (6,254,738)       (7,456,787)
     Change in prepaid interest and interest
        accrued on loan agreements                     651,945          310,138          (235,298)
                                                ----------------------------------------------------
Net cash used in operating activities               (4,818,123)       (5,721,481)      (7,276,268)

Investing activity
Write off of limited partnership investment                                                60,000

Financing activities
Proceeds from non-affiliated loan agreement         50,500,000
Proceeds from affiliated loan agreements            86,500,000        69,025,000       73,400,000
Principal payments on  affiliated
loan agreements                                   (130,700,000)      (64,325,000)     (65,200,000)
                                                ----------------------------------------------------
Net cash provided by financing activities            6,300,000         4,700,000        8,200,000
                                                ----------------------------------------------------


Increase (decrease) in cash and cash
equivalents                                          1,481,877        (1,021,481)         983,732

Cash and cash equivalents at beginning
of year                                                289,918         1,311,399          327,667
                                                ----------------------------------------------------


Cash and cash equivalents at end of year         $   1,771,795      $    289,918     $  1,311,399
                                                ====================================================

See accompanying notes.

                                   13 of 54

                    Hampshire Funding, Inc. and Subsidiary

                  Notes to Consolidated Financial Statements

                               December 31, 1996


1. Summary of Significant Accounting Policies
   ------------------------------------------

Principles of Consolidation
----------------------------

The accompanying consolidated financial statements include the accounts of Hampshire Funding, Inc. (Hampshire) and its wholly-owned subsidiary, Hampshire Syndications, Inc. Hampshire is a wholly-owned subsidiary of Chubb Life Insurance Company of America (Chubb Life). Affiliates of Chubb Life include Chubb Colonial Life Insurance Company (Colonial), Chubb Sovereign Life Insurance Company (Chubb Sovereign), Chubb America Service Corporation (CASC), Chubb Investment Advisory Corporation and Chubb Securities Corporation (Chubb Securities), which are all 100% owned by Chubb Life. Chubb Life is 100% owned by The Chubb Corporation (Chubb).

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

Nature of Operations and Transactions with Affiliates
-----------------------------------------------------

Hampshire offers and administers Programs whereby Participants obtain life insurance coverage solely from Chubb Life, Chubb Colonial and Chubb Sovereign. Under the Programs, insurance premiums are paid by Participants through a series of loans from Hampshire which are recorded as "collateral notes receivable." Loans to the Participants are secured by Participants' ownership in shares of regulated investment companies. The loans to Participants were funded substantially with the proceeds from loan arrangements with Chubb Colonial and Chubb Life. During 1996, Hampshire's loan agreements with Chubb Colonial and Chubb Life were replaced with a loan agreement with a non-affiliate. Hampshire borrowed amounts under its new loan agreement and repaid all principal and interest owed to affiliates (see Note 6). Chubb Securities is a registered broker-dealer that buys and sells the shares for Participants. The fair value of a Participant's secured investment company shares must exceed 150% of the total loan balance plus accrued interest (Participant's Total Account Indebtedness). If the value of the shares pledged as collateral to Hampshire declines below 130% of the Participant's Total Account Indebtedness, Hampshire will terminate the Program and liquidate shares sufficient to repay the indebtedness. All Programs are ten years in length. Upon Program conclusion, loan balances and accrued interest become due.

                                   14 of 54

   ------------------------------------------------------

Nature of Operations and Transactions with Affiliates  (continued)
------------------------------------------------------------------

Collateral loans receivable from Participants were $52,979,267 (including accrued interest of $1,365,191) at December 31, 1996. Annual amounts due to Hampshire under collateral notes receivable were as follows:

                                     1997       1998       1999       2000       2001     2002-2006
                                     ----       ----       ----       ----       ----     ---------

Collateral loans receivable
(in millions)                        $3.4       $2.9       $4.1       $6.6       $9.2       $26.8

Substantially all general and administrative expenses are allocated to Hampshire by CASC in accordance with mutually agreed upon cost allocation methods that Hampshire and CASC believe reflect a proportional allocation of common expenses and which are commensurate for the performance of the applicable duties.

Recognition of Revenues and Expenses
------------------------------------

Interest on collateral notes receivable and administrative fees charged to Participants for establishing and maintaining Programs are recognized as revenue when earned. Partnership syndication fees represent fees earned by Hampshire Syndications, Inc. as a participating general partner of certain limited partnerships. No syndication fees were earned in either 1996 or 1994; $5,385 was earned in 1995.

Cash Equivalents
----------------

Cash equivalents include cash invested in securities purchased under repurchase agreements and short-term corporate notes, all of which have remaining maturities of three months or less at the date of purchase.

On December 20, 1996, Hampshire entered into a reverse repurchase agreement with Fleet Bank (Bank) in the amount of $208,000. The agreement matures on January 24, 1997. This reverse repurchase agreement is included in cash equivalents in the accompanying consolidated balance sheet. Hampshire requires that the market value of the underlying securities provided as collateral for repurchase agreements be a minimum of 100% of their contractual resale price to the Bank.

Short-term corporate notes are carried at cost which approximates market value.

Reclassifications
-----------------

Certain previously reported amounts have been reclassified to conform with the 1996 presentation.

                                   15 of 54

2. Change in Accounting Principles
   -------------------------------

Effective January 1, 1994, Chubb Life and Hampshire adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits". SFAS No. 112 requires that the expected cost of providing post employment benefits, principally severance, disability and unemployment benefits, to former or inactive employees, their beneficiaries and covered dependents be accrued during the years that the employees render the necessary service. Prior to 1994, the pay as you go, or cash method was used to recognize the cost of these benefits. The cumulative effect of this change as of January 1, 1994 and Hampshire's allocated portion of such costs have been immaterial to Hampshire.

3. Federal Income Taxes
   --------------------

The operations of Hampshire are included in the consolidated federal income tax return of Chubb. Federal income tax is allocated by Chubb Life as if Hampshire filed a separate income tax return. Deferred tax assets and liabilities are recognized for the expected future tax effects attributable to temporary differences between the financial reporting and tax bases of assets and liabilities, based on enacted tax rates and other provisions of tax law. Federal income taxes have been provided at the statutory rate of 35% in 1996, 1995 and 1994.

Hampshire made income tax payments to Chubb of $134,982, $59,326 and $336,577 in 1996, 1995 and 1994, respectively.

4. Retirement Benefits
   -------------------

Hampshire participates in the Pension Plan for the Employees of Chubb Life and Participating Affiliates, a defined benefit plan, which covers substantially all of its employees. Accumulated plan benefits, plan net assets and net periodic pension costs by component for Hampshire are not determinable. Costs allocated by Chubb Life to Hampshire during 1996, 1995 and 1994 relative to the Pension Plan were $18,022, $24,218 and $24,269, respectively.

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

5. Option and Incentive Plans
   --------------------------

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

                                   16 of 54

Hampshire's proportionate share of costs related to these option and incentive plans were $41,182, $36,247 and $39,394 for the years ended December 31, 1996, 1995 and 1994, respectively.

Total costs allocated by Chubb Life to Hampshire, during the year presented relative to the above benefits, have been included in General and Administrative expenses in the accompanying financial statements.

6. Loan Agreements
   ---------------

On October 23, 1996, Hampshire entered into a Revolving Loan Agreement with a non-affiliate, SunTrust Bank of Atlanta, Georgia ("SunTrust"). This revolving loan agreement provides loan arrangements for advances up to $60,000,000 and expires on October 22, 2001. The agreement contains restrictions on equity and indebtedness with other non-affiliates. All indebtedness and obligations of Hampshire, under the loan agreement, are guaranteed by Chubb Life. The revolving loan agreement with SunTrust replaced Hampshire's loan agreements with its affiliates, Chubb Life and Colonial, which provided for advances not to exceed $20,000,000 and $29,000,000, respectively. As all advances under affiliated loan agreements became due during October and November of 1996, Hampshire borrowed amounts under the new loan agreement with SunTrust and paid Chubb Life and Colonial the outstanding principal and interest. At December 31, 1996, Hampshire had no loans outstanding to affiliates.

The interest rate on advances made under the SunTrust loan agreement is variable and based on short-term interest rates. At December 31, 1996, Hampshire had borrowed $50,500,000 under the agreement at rates that ranged from 5.65% to 5.78%. The interest rates on amounts borrowed from affiliates during 1996 ranged from 5.05% to 8.95%. At December 31, 1995, Hampshire had borrowed $26,000,000 under it loan agreement with Colonial and $18,200,000 under its loan agreement with Chubb Life.

Interest paid, including prepayments, on loan agreements was $2,305,279, $2,420,786 and $1,751,527 in 1996, 1995 and 1994, respectively.

7. Subsequent Event
   ----------------

On February 24, 1997, The Chubb Corporation announced that it had signed a definitive agreement to sell Chubb Life and its subsidiaries to Jefferson-Pilot Corporation. The sale is subject to regulatory approvals.

                                   17 of 54

Item 9 - Changes in and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

Not Applicable
                                   PART III

Item 10 - Directors and Executive Officers of the Registrant
------------------------------------------------------------

The following sets forth information relating to Directors and Executive Officers of the Company as of December 31, 1996.


          Name/(1)/                       Age         Position/(2)/
          ----                            ---         --------

          Ronald J. Angarella              37         President, Chairman and Director
          Ernest J. Tsouros                63         Director
          Frederick H. Condon              61         Director
          John A. Weston                   37         Treasurer, Principal Financial and
                                                         Accounting Officer
          Charles C. Cornelio              37         Vice President, General Counsel and Secretary
          Carol R. Hardiman                42         Vice President, Administration
          Shari J. Lease                   42         Assistant Secretary

Ronald R. Angarella was elected President and Chairman of the Broker Dealer in October 1995. Mr. Angarella was elected Senior Vice President of the Parent Corporation and Vice Chairman of the Broker-Dealer in November 1994. Mr. Angarella served as Vice President, Staff Management of the Parent Corporation from September 1992 to November 1994, and Assistant Vice President, Staff Management of the Parent Corporation from February 1992 to September 1992. From March 1990 to February 1992 he served as Assistant Vice President, Marketing of the Broker-Dealer.

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

Charles C. Cornelio was elected Vice President, General Counsel and Secretary of the Company, the Broker-Dealer, and Hampshire Syndications, Inc. in May 1993. His principal occupation since December, 1996 has been as Executive Vice President and Chief Administrative Officer of the Parent Corporation. From December, 1994 to September, 1996 he served as Senior Vice President and Chief Administrative Officer for the Parent Corporation. From March 1992 to December 1994 he served as Vice President, Counsel and Assistant Secretary for the Parent Corporation. He also serves as Executive Vice President and Chief Administrative Officer


                                   18 of 54
 of Colonial and the Service Company and as Vice President, General Counsel to Chubb Investment Funds, Inc. and Chubb America Fund, Inc. From September 1988 to October 1989 Mr. Cornelio was Assistant Counsel of the Parent Corporation, and from October 1989 to June 1991 he was Associate Counsel of the Parent Corporation. He also serves as a Director of Hampshire Syndications, Inc.

Carol R. Hardiman was elected Vice President, Administration of the Company and the Broker-Dealer in June 1989. From October 1987 to May 1989, she was Assistant Vice President of the Company and the Broker-Dealer.

Shari J. Lease was elected Assistant Secretary of the Company and the Broker-Dealer in December 1994. Her principal occupation since April 1995 has been as Assistant Vice President and Counsel of the Parent Corporation. Ms. Lease was elected Secretary of Chubb Investment Funds, Inc. and Chubb America Fund, Inc., in April 1992 and Assistant Secretary of Hampshire Syndications, Inc. in May 1994. She served as Associate Counsel of the Parent Corporation from April 1994 to April 1995, Assistant Counsel of the Parent Corporation from October 1990 to April 1994 and Assistant Secretary of Chubb Investment Funds, Inc. and Chubb America Fund, Inc. from July 1991 to April 1992.





--------------------------

/(1)/ There are no family relationships existing between or among any of the above-listed Directors or Executive Officers.

/(2)/ The term of office of each of the foregoing Directors and Executive Officers extends until the annual meetings of the shareholders and Board of Directors or until removed by the Board of Directors.

                                   19 of 54

Item 11 - Executive Compensation
--------------------------------

(a)    General
       -------

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

Item 12 - Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

(a)    Security Ownership of Certain Beneficial Owners
       -----------------------------------------------

       The table below sets forth ownership of the Company's issued and outstanding common stock as of March 15, 1997.

       Title of             Name and Address           Amount and Nature of         Percent of
        Class             of Beneficial Owner          Beneficial Ownership           Class
       --------           -------------------          --------------------         ----------

       Common             Chubb Life Insurance        50,000 shares of record           100
                          Company of America
                          One Granite Place
                          Concord, New Hampshire

(b)    Security Ownership of Management
       --------------------------------

       None.

Item 13 - Certain Relationships and Related Transactions
--------------------------------------------------------

(a)    Transactions With Management and Others
       ---------------------------------------

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

       Prior to October 23, 1996, the Company's funds for financing the Programs were obtained through Loan Agreements and Company-Lender Agreements (together the "Agreements") with Colonial and Chubb Life. The Agreements provided for revolving credit arrangements under which Colonial made advances to the Company in an amount not to exceed $29,000,000, and Chubb Life made advances to the Company in an amount not to exceed $20,000,000. The loans were made at short-term lending rates agreed upon by the Company.

       On October 23, 1996, the Company entered into a Revolving Credit Agreement with SunTrust Bank. As all advances under affiliated loan agreements became due during October and November of 1996, the Company borrowed amounts under the new Revolving Credit Agreement with SunTrust Bank and paid Chubb Life and Colonial the outstanding principal and interest. At December 31, 1996, the Company had no loans outstanding to affiliates.

(b)    Certain Business Relationships
       ------------------------------

       See Item 10, Directors and Executive Officers of the Registrant.

                                   20 of 54

                                    PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8K
-------------------------------------------------------------------------

(a)    Documents filed as a part of this Report.

       1. The following consolidated financial statements of Hampshire Funding, Inc. and Subsidiary are included in Item 8:

             (i)     Report of Independent Auditors

             (ii)    Consolidated Balance Sheets as of December 31, 1996 and
                     1995

             (iii) Consolidated Statements of Income and Retained Earnings for each of the three years in the period ended December 31, 1996.

             (iv) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996.

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

                (3)        (i) Articles of Incorporation             Form 10-K, filed
                               of Company                            March 15, 1990, for the
                                                                     year ended December 31,
                                                                     1989, pp. 25-27

                                   21 of 54

              Exhibit
             Table No.               Document                        Reference Source
             ---------               --------                        ----------------

                             (ii)  By-Laws of Company                Form 10-K, filed
                                                                     March 15, 1990, for the year
                                                                     ended December 31, 1989, pp.
                                                                     28-46


                (22)        Subsidiaries of the Registrant           Form 10-K, filed
                                                                     March 15, 1990, for the year
                                                                     ended December 31, 1989, pp.
                                                                     66

                (ii)        Filed by enclosure,
            Reg S-K
            Item 601

                 (4)          (i)  Agency Agreement and              pp. 24-26
                                   Limited Power of Attorney

                             (ii)  Change in Participant in          pp. 27-28
                                   Program

                            (iii)  Disclosure Statement              p.  29

                (10)          (a)  Revolving Credit Agreement        pp. 30-44
                                   between the Company and
                                   SunTrust Bank, dated
                                   October 23, 1996

                              (b)  Revolving Credit Note             pp. 45-46
                                   between the Company and
                                   SunTrust Bank dated
                                   October 23, 1996

                              (c)  Guaranty between Chubb Life       pp. 47-53
                                   and SunTrust Bank dated
                                   October 23, 1996

                (27)               Financial Data Schedule           p.  54

           (b)  Reports on Form 8-K

              No Reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

                                   22 of 54

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  March 18, 1997                    HAMPSHIRE FUNDING, INC.


                                          By: /s/ RONALD R. ANGARELLA
                                              ---------------------------------

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

          Name                                       Title                                 Date
          ----                                       -----                                 ----

/s/ RONALD R. ANGARELLA                     President and Director                    March 18, 1997
-------------------------------
    Ronald R. Angarella


/s/ FREDERICK H. CONDON                     Director                                  March 18, 1997
-------------------------------
    Frederick H. Condon

/s/ ERNEST J. TSOUROS                       Director                                  March 18, 1997
-------------------------------
    Ernest J. Tsouros

/s/ JOHN A. WESTON                          Treasurer, Principal Financial            March 18, 1997
-------------------------------             and Accounting Officer
    John A. Weston

                                   23 of 54