Form 10-Q
period 1997-03-31
HAMPSHIRE FUNDING INC
filed 1997-05-14
CIK 205422

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

 X    Quarterly  report pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934

For the quarterly period  ended    March 31, 1997
                                   --------------
      Transition report pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934 For the transition period from _________ to_________.

      Commission file number  2-79192 .
                             ---------

                            HAMPSHIRE FUNDING, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



       NEW HAMPSHIRE                                      02-0277842
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

 ONE GRANITE PLACE, CONCORD, NEW HAMPSHIRE                   03301
--------------------------------------------------------------------------------
 (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code        (603) 226-5000
--------------------------------------------------------------------------------

                                 Not Applicable
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

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

At April 30, 1997 there were 50,000 shares of the issuers common stock outstanding, all of which are owned by the Parent Company, Chubb Life Insurance Company

                      DOCUMENTS INCORPORATED BY REFERENCE
                   The exhibit index appears on pages 5 and 6

                         PART I - FINANCIAL INFORMATION

Item 1 -   Financial Statements.  See pages 7 through 9.

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

Collateral loans receivable from Participants were $53,492,564 at March 31, 1997. Annual amounts due to the Company were as follows:

                              1997   1998     1999     2000     2001   2002-2008
                              ----   ----     ----     ----     ----   ---------
Collateral loans receivable   $2.4   $2.8     $3.8     $6.4     $8.7     $29.4
(in millions)

The Company's funds for financing the Programs are currently obtained through a Revolving Credit Agreement with a non-affiliated bank, SunTrust Bank of Atlanta, Georgia ("SunTrust"). The Company entered into this Revolving Credit Agreement on October 23, 1996 which provides for advances up to $60,000,000 and expires on October 22, 2001. The Revolving Credit Agreement contains restrictions on equity and indebtedness with other non-affiliates. All indebtedness and obligations of the Company under the Revolving Credit Agreement, are guaranteed by the Company's parent, Chubb Life Insurance Company of America ("Chubb Life"). The Revolving Credit Agreement with SunTrust replaced the Company's loan agreements with its affiliates, Chubb Life and Chubb Colonial Life Insurance Company ("Colonial"), which provided for advances not to exceed $20,000,000 and $29,000,000, respectively. As all advances under affiliated loan agreements became due during October and November of 1996, the Company borrowed amounts under the new Revolving Credit Agreement with SunTrust and paid Chubb Life and Colonial the outstanding principal and interest. At March 31, 1997, the Company had no loans outstanding to affiliates. The interest rate on advances made under the SunTrust Revolving Credit Agreement is variable and based on short-term interest rates.


                                    2 of 10

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

Although the Company's present financing arrangement with its lender does not include the assignment of a Participant's mutual fund shares to the lender as security, the Company is authorized to assign a Participant's mutual funds shares to a lender as collateral security for the Company's indebtedness pursuant to any financing arrangements. If any such assignment takes place and the Company subsequently defaults on an obligation for which the Participants mutual fund shares have been pledged as security, the mutual fund shares may be redeemed by the lender to whom the obligation is owed. A lender may cease to provide financing if the Company is in default under its credit agreement. In this case, Programs will be termination on their renewal dates.

At March 31, 1997 the Company had borrowed $50,500,000 under its Credit Agreement with SunTrust. At March 31, 1996 the Company had borrowed $46,000,000 ($26,000,000 under its loan agreement with Colonial and $20,000,000 under its loan agreement with Chubb Life). The increase in amounts borrowed by the Company year to year was used to fund additional premium loans.

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

Working capital in 1997 and 1996 was provided by Participants' loan repayments, administrative fees for the placement and maintenance of Programs and interest earned on investments.

Loan schedule as of March 31, 1997:

                Loan       Face     Days to                 Maturity
Source          Date       (mils)     Rate     Maturity       Date
-------       ---------    ------   --------   --------     --------

SunTrust       10/23/96    $ 10.5     5.775%      180       04/21/97
               03/27/97       1.0     5.900%       90       06/25/97
               01/28/97       2.3     5.838%      181       07/28/97
               01/27/97      13.0     5.838%      182       07/28/97
               02/06/97      23.7     5.779%      180       08/05/97
                             ----
                           $ 50.5


                                    3 of 10

Results of Operations
---------------------

The Company concluded the quarter ended March 31, 1997 with net operating income of $115,167 as compared to net operating income of $35,251 for the same period in 1996.

Total revenues through March 31, 1997 were $1,318,723 versus $1,190,216 in 1996. These revenues include interest on collateral loans receivable, program fees, interest on investments and partnership income. The largest source of revenue was represented by interest on collateral loans receivable.

The growth in collateral loan interest resulted from the increase in collateral loans receivable year to year. Collateral loans receivable as of March 31, 1997 were $53,492,564 as compared to $49,021,825 as of March 31, 1996. Comparatively, collateral loan interest was $1,150,187 and $1,036,658 for the three months ended March 31, 1997 and 1996. The average interest rate charged to each Participant's outstanding loan balance was 8.95% for the the three months ended March 31, 1997 and 1996.

The Company's collateral loans receivable, collateral loan interest and average interest rate charged to each Participant's loan balance at March 31, 1997 and 1996 are summarized as follows:

                                         1997            1996
                                         ----            ----

Collateral loans receivable          $53,492,564       $49,021,825
Collateral loan interest income      $ 1,150,187       $ 1,036,658
Average Participant interest rate           8.95%             8.95%

Interest expense on the Loan Agreements increased each year due to amounts borrowed by the Company. The Company's outstanding loans payable, interest expense and average cost of borrowings for the three months ended March 31 are summarized as follows:

                                  1997          1996
                                  ----          ----

Loans payable                 $50,858,259   $45,855,996
Interest expense              $   726,720   $   718,199
Average loan interest rate           5.76%         6.65%

The Company's ability to achieve and maintain a spread between its cost of funds necessary to finance premium loans and the lending rate charged to Program Participants may impact its future operating results. The interest rate spread is intended to provide sufficient revenue to offset the Company's general and administrative expenses. General and administrative expenses (including state taxes), arising from normal operating activities through March 31, 1997, were $414,823 as compared to $417,784 in 1996.

The Company may increase the interest rate charged to Participants to a maximum of the prime interest rate plus 3% as its cost of borrowing increases. If the Company's cost of borrowing were to rise significantly above the prime interest rate, its ability to maintain an adequate interest rate spread would be difficult and future earnings could be adversely impacted.

Program fees include placement, administrative and termination fees as well as charges for special services. At March 31, 1997 and 1996 the number of Programs administered by the Company were 5,950 and 6,453, respectively.

                                    4 of 10

                          PART II - OTHER INFORMATION
Item 1 - Legal Proceedings - Not Applicable
         -----------------

Item 2 - Changes in securities - Not Applicable
        ----------------------

Item 3 - Defaults upon senior securities  - Not Applicable
         -------------------------------

Item 4 - Submission of matters to vote of security holders - Not Applicable
         -------------------------------------------------

Item 5 - Other Information
         -----------------
         On May 13, 1997, Jefferson-Pilot Corporation acquired Chubb Life Insurance Company of America and its subsidiaries from The Chubb Corporation for $875 million. It is not known at this time whether the acquisition will have any effect on the regular operations of the Company.

Item 6 - Exhibits and Reports on Form 8-K.
         --------------------------------

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

       (3)      (i)  Articles of Incorporation       Form 10-K, filed
                     of Company                      March 15, 1990, for the
                                                     year ended December 31,
                                                     1989, pp. 25-27

               (ii)  By-Laws of Company              Form 10-K filed
                                                     March 15, 1990 for the
                                                     year ended December 31,
                                                     1989, pp. 28-46

      (22)           Subsidiaries of The Registrant  Form 10-K, filed
                                                     March 15, 1990, for the
                                                     year ended December 31,
                                                     1989, p. 66

       (4)      (i)  Agency Agreement and            Form 10-K, filed
                     Limited Power of Attorney       March 19, 1997, for the
                                                     year ended December 31,
                                                     1996, pp. 24-26

               (ii)  Change in Participant in        Form 10-K filed
                     Program                         March 19, 1997, for the
                                                     year ended December 31,
                                                     1996, pp. 27-28

                                    5 of 10

Reg. S-K
Item 601

 Exhibit
Table No.                  Document                       Reference Source
---------                  --------                       ----------------

                 (iii)     Disclosure Statement         Form 10-K filed
                                                        March 19, 1997, for the
                                                        year ended December 31,
                                                        1996, p. 29

  (10)             (a)     Revolving Credit Agreement   Form 10-K filed
                           between the Company and      March 19, 1997, for the
                           SunTrust Bank, dated         year ended December 31,
                           October 23, 1996             1996, pp. 30-44

                   (b)     Revolving Credit Note        Form 10-K filed
                           between the Company and      March 19, 1997, for the
                           SunTrust Bank, dated         year ended December 31,
                           October 23, 1996             1996, pp. 45-46

                   (c)     Guaranty between Chubb Life  Form 10-K filed
                           and SunTrust Bank, dated     March 19, 1997, for the
                           October 23, 1996             year ended December 31,
                                                        1996, pp. 47-53
Reg S-K (ii) filed by enclosure
Item 601

  (27)        Financial Data Schedule


(b)  Reports on Form 8-K

     No Reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.





                                    6 of 10

                     Hampshire Funding, Inc. and Subsidiary

                          Consolidated Balance Sheets




                                          MARCH 31,   DECEMBER 31,
                                             1997         1996
                                        --------------------------
ASSETS
Cash and cash equivalents                $ 1,439,257  $ 1,771,795
Accounts receivable from customers            17,993       12,915
                                        -------------------------
Total current assets                       1,457,250    1,784,710

Collateral notes receivable (including
 accrued interest of $1,269,900 in
 1997 and $1,365,191 in 1996)             53,492,564   52,979,267
                                        --------------------------

Total assets                             $54,949,814  $54,763,977
                                        ==========================


LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
 Due to affiliates                       $ 1,357,736  $ 1,397,478
 Accrued expenses and other liabilities      224,244      120,473
                                         -------------------------
  Total current liabilities                1,581,980    1,517,951

 Loans payable (including accrued
  interest of $358,259 in 1997 and
  $351,618 in 1996)                       50,858,259   50,851,618
                                        --------------------------
Total liabilities                         52,440,239   52,369,569
                                        --------------------------


Stockholder's equity:
 Common stock, par value $1 per share;
  authorized 100,000 shares; issued and
  outstanding 50,000 shares                   50,000       50,000
 Additional paid-in capital                  550,000      550,000
 Retained earnings                         1,909,575    1,794,408
                                        --------------------------
Total stockholder's equity                 2,509,575    2,394,408
                                        --------------------------
Total liabilities and stockholder's
 equity                                  $54,949,814  $54,763,977
                                        ==========================




                                    7 of 10

                     Hampshire Funding, Inc. and Subsidiary

            Consolidated Statements of Income and Retained Earnings


                                          THREE MONTHS ENDING MARCH 31,
                                                  1997         1996
                                          -----------------------------
Revenues:
 Interest on collateral notes receivable        $1,150,187   $1,036,658
 Program participant fees                          114,031      140,063
 Interest on investments                            27,675       13,495
 Partnership fees                                   26,830            0
                                          -----------------------------
                                                 1,318,723    1,190,216

Operating expenses:
 Interest on affiliated loan agreements            726,720      718,199
 General and administrative                        386,262      403,687
                                          -----------------------------
                                                 1,112,982    1,121,886

Income before income taxes                         205,741       68,330

Federal and state income tax:
 Federal                                            62,013       18,982
 State tax                                          28,561       14,097
                                          -----------------------------
                                                    90,574       33,079
                                          -----------------------------

Net income                                         115,167       35,251

Retained earnings at
 beginning of year                               1,794,408    1,480,110
                                          -----------------------------

Retained earnings at end of period              $1,909,575   $1,515,361
                                          =============================




                                    8 of 10

                     Hampshire Funding, Inc. and Subsidiary

                     Consolidated Statements of Cash Flows


                                                THREE MONTHS ENDING MARCH 31,
                                                    1997           1996
                                                -----------------------------
OPERATING ACTIVITIES
Net income                                      $    115,167   $     35,251
Adjustments to reconcile
   net income to net cash
   used in operating activities:
      Increase in accounts
       receivable from customers                      (5,078)       (25,577)
      Increase in accrued
       expenses and other liabilities                103,771         11,953
      Increase (decrease) in
       due to affiliates                             (39,742)       195,551
      Increase in collateral
       notes receivable                             (513,297)    (1,961,928)
      Change in income taxes
       payable recoverable                                 -         27,982
      Change in prepaid interest and
       interest accrued on loan agreements             6,641        156,323
                                              -----------------------------
Net cash used in operating activities               (332,538)    (1,560,445)


FINANCING ACTIVITIES
Proceeds from non-affiliated loan agreements      40,000,000              -
Proceeds from affiliated loan agreements                   -     16,275,000
Principal payments on loan agreements            (40,000,000)   (14,475,000)
                                              -----------------------------
Net cash provided by financing activities                  -      1,800,000
                                              -----------------------------
Increase (decrease) in cash and cash
 equivalents                                        (332,538)       239,555
Cash and cash equivalents at beginning
 of year                                           1,771,795        289,918
                                              -----------------------------
Cash and cash equivalents at end of period      $  1,439,257   $    529,473
                                              =============================




                                    9 of 10

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          Hampshire Funding, Inc.
                          -----------------------
                          Registrant


                          \\John A. Weston\\



Date    May 14, 1997
--------------------

                          John A. Weston
                          Treasurer, Principal Financial and Accounting
                          Officer



                                    10 of 10