Form 10-Q
period 1997-06-30
HAMPSHIRE FUNDING INC
filed 1997-07-29
CIK 205422

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)


   X    Quarterly  report pursuant to Section 13 or 15(d) of the Securities
  ---   Exchange Act of 1934


  For the quarterly period ended June 30, 1997
                                 -------------

        Transition report pursuant to Section 13 or 15(d) of the Securities
  ---   Exchange Act of 1934

        For the transition period from ____________to___________.

        Commission file number  2-79192.
                                -------

                            HAMPSHIRE FUNDING, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)




       NEW HAMPSHIRE                                           02-0277842
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

 ONE GRANITE PLACE, CONCORD, NEW HAMPSHIRE                         03301
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code        (603) 226-5000
-------------------------------------------------------------------------------

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

At June 30, 1997 there were 50,000 shares of the issuers common stock outstanding, all of which are owned by the Parent Company, Chubb Life Insurance Company

                      DOCUMENTS INCORPORATED BY REFERENCE
                  The exhibit index appears on pages 5 and 6

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

Collateral loans receivable from Participants were $54,663,153 June 30, 1997. Annual amounts due to the Company were as follows:


                                       1997    1998     1999     2000     2001    2002-2008
                                       ----    ----     ----     ----     ----    ---------
Collateral loans receivable            $1.8    $2.8     $3.9     $6.5     $8.6    $31.1
(in millions)

The Company's funds for financing the Programs are currently obtained through a Revolving Credit Agreement with a non-affiliated bank, SunTrust Bank of Atlanta, Georgia ("SunTrust"). The Company entered into this Revolving Credit Agreement on October 23, 1996 which provides for advances up to $60,000,000 and expires on October 22, 2001. The Revolving Credit Agreement contains restrictions on equity and indebtedness with other non-affiliates. All indebtedness and obligations of the Company under the Revolving Credit Agreement, are guaranteed by the Company's parent, Chubb Life Insurance Company of America ("Chubb Life"). The Revolving Credit Agreement with SunTrust replaced the Company's loan agreements with its affiliates, Chubb Life and Chubb Colonial Life Insurance Company ("Colonial"), which provided for advances not to exceed $20,000,000 and $29,000,000, respectively. As all advances under affiliated loan agreements became due during October and November of 1996, the Company borrowed amounts under the new Revolving Credit Agreement with SunTrust and paid Chubb Life and Colonial the outstanding principal and interest. At June 30, 1997, the Company had no loans outstanding to affiliates. The interest rate on advances made under the SunTrust Revolving Credit Agreement is variable and based on short-term interest rates.


                                    2 of 12

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

At June 30, 1997 the Company had borrowed $51,000,000 under its Credit Agreement with SunTrust. At June 30, 1996 the Company had borrowed $47,500,000 ($27,500,000 under its loan agreement with Colonial and $20,000,000 under its loan agreement with Chubb Life). The increase in amounts borrowed by the Company year to year was used to fund additional premium loans.

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

Loan schedule as of  June 30, 1997:

                   Loan          Face               Days to    Maturity
Source             Date         (mils)    Rate     Maturity     Date
------             ----         ------    -----    --------   --------
SunTrust           06/25/97      $ 1.5    5.838%      33        07/28/97
                   01/28/97        2.3    5.838%     181        07/28/97
                   01/27/97       13.0    5.838%     182        07/28/97
                   02/06/97       23.7    5.779%     180        08/05/97
                   04/21/97       10.5    6.150%     182        10/20/97
                                  ----
                                 $51.0


                                    3 of 12

Results of Operations
---------------------

The Company concluded the six months ended June 30, 1997 with net operating income of $311,166 as compared to net operating income of $141,075 for the same period in 1996. The increase in net operating income year to year resulted from declines in the Company's cost of funds to finance premium loans and general expenses.

Total revenues through June 30, 1997 were $2,624,429 versus $2,415,864 in 1996. These revenues include interest on collateral loans receivable, program fees, interest on investments and partnership income. The largest source of revenue was represented by interest on collateral loans receivable.

The growth in collateral loan interest resulted from the increase in collateral loans receivable year to year. Collateral loans receivable as of June 30, 1997 were $54,663,153 as compared to $50,637,686 as of June 30, 1996. Comparatively, collateral loan interest was $2,323,336 and $2,138,767 for the six months ended June 30, 1997 and 1996. The average interest rate charged to each Participant's outstanding loan balance was 8.95% for the six months ended June 30, 1997 and 1996.

The Company's collateral loans receivable, collateral loan interest and average interest rate charged to each Participant's loan balance at June 30, 1997 and 1996 are summarized as follows:

                                         1997             1996
                                         ----             ----
Collateral loans receivable          $54,663,153       $50,637,686
Collateral loan interest income      $ 2,323,336       $ 2,138,767
Average Participant interest rate        8.95%             8.95%


Interest expense on the Loan Agreements increased each year due to amounts borrowed by the Company. The Company's outstanding loans payable, interest expense and average cost of borrowings for the six months ended June 30 are summarized as follows:

                                         1997             1996
                                         ----             ----

Loans payable                        $52,056,605       $47,407,822
Interest expense                     $ 1,475,188       $ 1,443,136
Average loan interest rate               5.81%             6.61%

The Company's ability to achieve and maintain a spread between its cost of funds necessary to finance premium loans and the lending rate charged to Program Participants may impact its future operating results. The interest rate spread is intended to provide sufficient revenue to offset the Company's general and administrative expenses. General and administrative expenses (including state taxes), arising from normal operating activities through June 30, 1997, were $670,524 as compared to $755,689 in 1996.

The Company may increase the interest rate charged to Participants to a maximum of the prime interest rate plus 3% as its cost of borrowing increases. If the Company's cost of borrowing were to rise significantly above the prime interest rate, its ability to maintain an adequate interest rate spread would be difficult and future earnings could be adversely impacted.

Program fees include placement, administrative and termination fees as well as charges for special services. At June 30, 1997 and 1996 the number of Programs administered by the Company were 5,755 and 6,363, respectively.


                                    4 of 12

                          PART II - OTHER INFORMATION




Item 1 - Legal Proceedings - Not Applicable
         -----------------

Item 2 - Changes in securities - Not Applicable
         ---------------------

Item 3 - Defaults upon senior securities  - Not Applicable
         -------------------------------

Item 4 - Submission of matters to vote of security holders - Not Applicable
         -------------------------------------------------

Item 5 - Other Information
         -----------------
         Effective April 30, 1997, Jefferson-Pilot Corporation acquired Chubb Life Insurance Company of America and its subsidiaries from The Chubb Corporation for $875 million. It is not known at this time whether the acquisition will have any effect on the regular operations of the Company

         Item 6 - Exhibits and Reports on Form 8-K.
         --------------------------------
         (a) Pursuant to Rule 12b-23 and General Instruction G, the following exhibits required to be filed with this Report pursuant to the Instructions for Item 16 above are incorporated by reference from the reference source cited in the table below.

 Reg. S-K
 Item 601

  Exhibit
 Table No.                   Document                    Reference Source
-----------                  --------                    ----------------

   (1)                       Distribution Agreement      Form 10-K, filed
                             between the Company and     March 15, 1990, for
                             Chubb Securities            the year ended
                             Corporation                 December 31, 1989,
                             dated March 1, 1990         pp. 23-24

   (3)                  (i)  Articles of Incorporation   Form 10-K, filed
                             of Company                  March 15, 1990,
                                                         for the year ended
                                                         December 31, 1989,
                                                         pp. 25-27

                       (ii)  By-Laws of Company          Form 10-K filed
                                                         March 15, 1990 for
                                                         the year ended
                                                         December 31, 1989,
                                                         pp. 28-46
   (22)                      Subsidiaries of The         Form 10-K, filed
                             Registrant                  March 15, 1990, for
                                                         the year ended
                                                         December 31, 1989,
                                                         p. 66

   (4)                  (i)  Agency Agreement and        Form 10-K, filed
                             Limited Power of            March 19, 1997, for
                             Attorney                    the year ended
                                                         December 31, 1996,
                                                         pp. 24-26



                                    5 of 12

                       (ii)  Change in Participant in    Form 10-K filed
                             Program                     March 19, 1997, for
                                                         the year ended
                                                         December 31, 1996,
                                                         pp. 27-28


Reg. S-K
Item 601

 Exhibit
Table No.                     Document                   Reference Source
---------                     --------                   ----------------

                      (iii)  Disclosure Statement        Form 10-K filed
                                                         March 19, 1997, for
                                                         the year ended
                                                         December 31, 1996,
                                                         p. 29

  (10)                  (a)  Revolving Credit Agreement  Form 10-K filed
                             between the Company and     March 19, 1997, for
                             SunTrust Bank, dated        the year ended
                             October 23, 1996            December 31, 1996,
                                                         pp. 30-44

                        (b)  Revolving Credit Note       Form 10-K filed
                             between the Company and     March 19, 1997, for
                             SunTrust Bank, dated        the year ended
                             October 23, 1996            December 31, 1996,
                                                         pp. 45-46

                        (c)  Guaranty between Chubb      Form 10-K filed
                             Life and SunTrust Bank,     March 19, 1997, for
                             dated October 23, 1996      the year ended
                                                         December 31, 1996,
                                                         pp. 47-53

Reg S-K (ii) filed by enclosure
Item 601

  (27)                       Financial Data Schedule


    (b)  Reports on Form 8-K

         No Reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.



                                    6 of 12

                    Hampshire Funding, Inc. and Subsidiary

                          Consolidated Balance Sheets


                                         JUNE 30,    DECEMBER 31,
                                           1997         1996
                                       --------------------------
ASSETS
Cash and cash equivalents              $ 1,895,062    $ 1,771,795
Accounts receivable from customers           1,230         12,915
                                       --------------------------

Total current assets                     1,896,292      1,784,710

Collateral notes receivable(including
 accrued interest of $1,329,558 in
 1997 and $1,365,191 in 1996)           54,663,153     52,979,267
                                       --------------------------


Total assets                           $56,559,445    $54,763,977
                                       ==========================


LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
 Due to affiliates                     $ 1,101,323    $ 1,397,478
 Accrued expenses and other
  liabilities                              695,943        120,473

                                       --------------------------
      Total current liabilities          1,797,266      1,517,951

 Loans payable (including accrued
  interest of $1,056,605  in 1997 and
  $351,618 in 1996)                     52,056,605     50,851,618
                                       --------------------------
Total liabilities                       53,853,871     52,369,569
                                       --------------------------


Stockholder's equity:
 Common stock, par value $1 per share;
  authorized 100,000 shares; issued
  and outstanding 50,000 shares             50,000         50,000

 Additional paid-in capital (1)          2,559,489        550,000
 Retained earnings                          96,085      1,794,408
                                       --------------------------
Total stockholder's equity               2,705,574      2,394,408
                                       --------------------------


Total liabilities and stockholder's
 equity                                $56,559,445    $54,763,977
                                       ==========================

(1) See accompanying note.


                                    7 of 12

                     Hampshire Funding, Inc. and Subsidiary

            Consolidated Statements of Income and Retained Earnings


                                          SIX MONTHS ENDING JUNE 30,
                                                 1997        1996
                                            ------------------------
Revenues:
 Interest on collateral notes receivable      $2,323,336  $2,138,767
 Program participant fees                        225,808     253,292
 Interest on investments                          48,455      23,805
 Partnership fees                                 26,830           0
                                            ------------------------
                                               2,624,429   2,415,864

Operating expenses:
 Interest on affiliated loan agreements        1,475,188   1,443,136
 General and administrative                      629,046     733,353

                                               2,104,234   2,176,489

Income before income taxes                       520,195     239,375

Federal and state income tax:
 Federal                                         167,551      75,964
 State tax                                        41,478      22,336
                                                 209,029      98,300
                                            ------------------------

Net income                                    $  311,166  $  141,075
                                            ========================

(See accompanying note)



                                    8 of 12

                            Hampshire Funding, Inc.

                  Statement of Changes in Stockholders' Equity

                        Six Months Ending June 30, 1997


                                                  Additional       Retained
                                 Common Stock    Paid-in Surplus   Earnings     Total
                                 -------------------------------------------------------

BALANCE, JANUARY 1, 1997            $50,000       $  550,000    $ 1,794,408   $2,394,408
Net Income, January 1 to
     April 30, 1997                       0                         215,081      215,081
                                 -------------------------------------------------------

Balance, April 30, 1997              50,000          550,000      2,009,489    2,609,489

Acquisition Adjustment                             2,009,489     (2,009,489)           0
                                 -------------------------------------------------------

Balance, May 1, 1997                 50,000        2,559,489              0    2,609,489

Net Income May 1 to
     June 30,  1997                       0                          96,085       96,085
                                 -------------------------------------------------------

BALANCE, JUNE 30,  1997             $50,000       $2,559,489       $ 96,085   $2,705,574
                                 =======================================================

(See accompanying note)



                                    9 of 12

                     Hampshire Funding, Inc. and Subsidiary

                     Consolidated Statements of Cash Flows


                                                      SIX MONTHS ENDING JUNE 30,
                                                          1997           1996
                                                      -----------------------------
OPERATING ACTIVITIES
Net income                                             $    311,166   $    141,075
Adjustments to reconcile net income to net cash
   used in operating activities:
       Increase in accounts receivable from
         customers                                           11,685         22,007
       Increase in accrued expenses and
         other liabilities                                  575,470         40,812

       Increase (decrease) in due to affiliates            (296,155)       202,378
       Increase in collateral notes receivable           (1,683,886)    (3,577,789)
       Change in income taxes payable recoverable              -            46,982
       Change in interest accrued on loan agreements        704,987        208,149
                                                       ---------------------------
Net cash used in operating activities                      (376,733)    (2,916,386)


FINANCING ACTIVITIES
Proceeds from non-affiliated loan agreements             52,000,000          -
Proceeds from affiliated loan agreements                      -         47,475,000
Principal payments on loan agreements                   (51,500,000)   (44,175,000)
                                                       ---------------------------
Net cash provided by financing activities                   500,000      3,300,000
                                                       ---------------------------

Increase in cash and cash equivalents                       123,267        383,614

Cash and cash equivalents at beginning of year            1,771,795        289,918

Cash and cash equivalents at end of period             $  1,895,062   $    673,532
                                                       ===========================



                                   10 of 12

                            HAMPSHIRE FUNDING, INC.
              Notes to Consolidated Financial Statements - Update
                                 June 30, 1997



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Effective April 30, 1997, Jefferson-Pilot Corporation acquired Chubb Life Insurance Company of America and its subsidiaries from The Chubb Corporation for $875 million. The acquisition was accounted for using the purchase method of accounting. As a wholly owned subsidiary of Chubb Life Insurance Company of America, Hampshire Funding, Inc. was included in the acquisition. The fair market value of Hampshire Funding, Inc. as of the acquisition date was determined to equal its book value. Therefore, the Company's retained earnings of $2,009,485 as of the acquisition date have been reclassified to additional paid-in surplus.




                                    11 of 12

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          Hampshire Funding, Inc.
                          -----------------------
                          Registrant



                          \\John A. Weston\\



Date  July 28, 1997
-------------------

                          John A. Weston
                          Treasurer, Principal Financial and Accounting
                          Officer