Form 10-Q
period 1997-09-30
HAMPSHIRE FUNDING INC
filed 1997-11-04
CIK 205422

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
--
Act of 1934

For the quarterly period ended September 30, 1997
                               ------------------

_____ Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the transition period from __________________ to ____________________.

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

At September 30, 1997 there were 50,000 shares of the issuers common stock outstanding, all of which are owned by the Parent Company, Chubb Life Insurance Company (now a Jefferson-Pilot Financial Company.)

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

Collateral loans receivable from Participants were $55,897,080 September 30, 1997. Annual amounts due to the Company were as follows:

                                1997    1998    1999    2000   2001   2002-2008
                                ----    ----    ----    ----   ----   ---------
Collateral loans receivable     $0.8    $3.2    $3.9    $6.6   $8.8     $32.6
(in millions)

The Company's funds for financing the Programs are currently obtained through a Revolving Credit Agreement with a non-affiliated bank, SunTrust Bank of Atlanta, Georgia ("SunTrust"). The Company entered into this Revolving Credit Agreement on October 23, 1996 which provides for advances up to $60,000,000 and expires on October 22, 2001. The Revolving Credit Agreement contains restrictions on equity and indebtedness with other non-affiliates. All indebtedness and obligations of the Company under the Revolving Credit Agreement, are guaranteed by the Company's parent, Chubb Life Insurance Company of America ("Chubb Life"). The Revolving Credit Agreement with SunTrust replaced the Company's loan agreements with its affiliates, Chubb Life and Chubb Colonial Life Insurance Company ("Colonial"), which provided for advances not to exceed $20,000,000 and $29,000,000, respectively. As all advances under affiliated loan agreements became due during October and November of 1996, the Company borrowed amounts under the new Revolving Credit Agreement with SunTrust and paid Chubb Life and Colonial the outstanding principal and interest. At September 30, 1997, the Company had no loans outstanding to affiliates. The interest rate on advances made under the SunTrust Revolving Credit Agreement is variable and based on short-term interest rates.

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

At September 30, 1997 the Company had borrowed $52,200,000 under its Credit Agreement with SunTrust. At September 30, 1996 the Company had borrowed $49,000,000 ($29,000,000 under its loan agreement with Colonial and $20,000,000 under its loan agreement with Chubb Life). The increase in amounts borrowed by the Company year to year was used to fund additional premium loans.

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

Loan schedule as of September 30, 1997:

             Loan         Face                  Days to       Maturity
Source       Date         (mils     Rate       Maturity         Date
------       ----         -----     ----       --------       --------
SunTrust     07/28/97     $17.3    5.963%          182        01/26/98
             08/05/97      23.7    5.838%           90        11/03/97
             04/21/97      10.5    6.150%          182        10/20/97
             09/23/97       0.7    5.806%           27        10/20/97
                            ---
                          $52.2

                                    3 of 12

Results of Operations
---------------------

The Company concluded the nine months ended September 30, 1997 with net operating income of $521,463 as compared to net operating income of $199,615 for the same period in 1996. The increase in net operating income year to year resulted from declines in the Company's cost of funds to finance premium loans and general expenses.

Total revenues through September 30, 1997 were $3,977,314 versus $3,666,301 in 1996. These revenues include interest on collateral loans receivable, program fees, interest on investments and partnership income. The largest source of revenue was represented by interest on collateral loans receivable.

The growth in collateral loan interest resulted from the increase in collateral loans receivable year to year. Collateral loans receivable as of September 30, 1997 were $55,897,080 as compared to $52,020,792 as of September 30, 1996.
Comparatively, collateral loan interest was $3,539,767 and $3,266,556 for the nine months ended September 30, 1997 and 1996. The average interest rate charged to each Participant's outstanding loan balance was 8.95% for the nine months ended September 30, 1997 and 1996.

The Company's collateral loans receivable, collateral loan interest and average interest rate charged to each Participant's loan balance at September 30, 1997 and 1996 are summarized as follows:

                                             1997                          1996
                                             ----                          ----
Collateral loans receivable               $55,897,080                   $52,020,792
Collateral loan interest income           $ 3,539,767                   $ 3,266,556
Average Participant interest rate            8.95%                        8.95%

Interest expense on the Loan Agreements increased each year due to amounts borrowed by the Company. The Company's outstanding loans payable, interest expense and average cost of borrowings for the nine months ended September 30 are summarized as follows:

                                             1997                                     1996
                                             ----                                     ----
Loans payable                             $52,890,005                              $49,176,921
Interest expense                          $ 2,252,595                              $ 2,221,879
Average loan interest rate                   5.85%                                    6.65%

The Company's ability to achieve and maintain a spread between its cost of funds necessary to finance premium loans and the lending rate charged to Program Participants may impact its future operating results. The interest rate spread is intended to provide sufficient revenue to offset the Company's general and administrative expenses. General and administrative expenses (including state taxes), arising from normal operating activities through September 1997, were $922,469 as compared to $1,136,539 in 1996.

The Company may increase the interest rate charged to Participants to a maximum of the prime interest rate plus 3% as its cost of borrowing increases. If the Company's cost of borrowing were to rise significantly above the prime interest rate, its ability to maintain an adequate interest rate spread would be difficult and future earnings could be adversely impacted.

Program fees include placement, administrative and termination fees as well as charges for special services. At September 30, 1997 and 1996 the number of Programs administered by the Company were 5,626 and 6,252, respectively.

                                    4 of 12

                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings - Not Applicable
         -----------------

Item 2 - Changes in securities - Not Applicable
         ---------------------

Item 3 - Defaults upon senior securities - Not Applicable
         -------------------------------

Item 4 - Submission of matters to vote of security holders - Not Applicable
         -------------------------------------------------

Item 5 - Other Information
         -----------------
         On May 13, 1997, Jefferson-Pilot Corporation acquired Chubb Life Insurance Company and its subsidiaries from The Chubb Corporation. The cost of the acquisition consisted of $775 million of cash paid by Jefferson-Pilot Corporation to The Chubb Corporation, plus other acquisition costs. In addition, Chubb Life Insurance Company paid a $100 million special dividend to The Chubb Corporation which was funded through liquidation of short-term investments. The acquisition was effective April 30, 1997 for financial reporting and tax purposes. It is not known at this time whether the acquisition will have any effect on the regular operations of the Company.


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

          Reg S-K (ii) filed by enclosure
          Item 601

           (27)              Financial Data Schedule

           (b)   Reports on Form 8-K

                 No Reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

                                    6 of 12

                     Hampshire Funding, Inc. and Subsidiary

                           Consolidated Balance Sheets


                                                                                      September 30,        December 31,
                                                                                           1997                1996
                                                                                    ----------------------------------------
Assets
Cash and cash equivalents                                                                 $  1,114,283      $1,771,795
Accounts receivable from customers                                                              10,107              12,915
                                                                                    ----------------------------------------
Total current assets                                                                         1,124,390           1,784,710

Collateral notes receivable (including accrued
   interest of $1,391,669 in 1997 and $1,365,191 in 1996)                                   55,897,080          52,979,267
                                                                                    ----------------------------------------

Total assets                                                                               $57,021,470         $54,763,977
                                                                                    ========================================

Liabilities and stockholder's equity
Liabilities:
   Due to affiliates                                                                      $  1,149,570        $  1,397,478
   Accrued expenses and other liabilities                                                       66,024             120,473
                                                                                    ----------------------------------------
      Total current liabilities                                                              1,215,594           1,517,951

   Loans payable (including accrued interest of $690,005
       in 1997 and $351,618 in 1996)                                                        52,890,005          50,851,618
                                                                                    ----------------------------------------
Total liabilities                                                                           54,105,599          52,369,569
                                                                                    ----------------------------------------

Stockholder's equity:
   Common stock, par value $1 per share; authorized
       100,000 shares; issued and outstanding 50,000 shares                                     50,000              50,000
   Additional paid-in capital (1)                                                            2,559,489             550,000
   Retained earnings                                                                           306,382           1,794,408
                                                                                    ----------------------------------------
Total stockholder's equity                                                                   2,915,871           2,394,408
                                                                                    ----------------------------------------

Total liabilities and stockholder's equity                                                 $57,021,470         $54,763,977
                                                                                    ========================================

(1) See accompanying note.

                                    7 of 12

                     Hampshire Funding, Inc. and Subsidiary

             Consolidated Statements of Income and Retained Earnings

                                                                                        Nine Months Ending September 30,
                                                                                            1997                1996
                                                                                     ----------------------------------------
Revenues:
   Interest on collateral notes receivable                                                 $3,539,767          $3,266,556
   Program participant fees                                                                   330,729             363,783
   Interest on investments                                                                     69,550              35,962
   Partnership fees                                                                            37,268                   0
                                                                                     ----------------------------------------
                                                                                            3,977,314           3,666,301

Operating expenses:
   Interest on loan agreements                                                              2,252,595           2,221,879
   General and administrative                                                                 854,400           1,103,175
                                                                                     ----------------------------------------
                                                                                            3,106,995           3,325,054

Income before income taxes                                                                    870,319             341,247

Federal and state income tax:
   Federal                                                                                    280,787             108,268
   State tax                                                                                   68,069              33,364
                                                                                     ----------------------------------------
                                                                                              348,856             141,632
                                                                                     ----------------------------------------

Net income                                                                                   $521,463            $199,615
                                                                                     ========================================

(See accompanying note)

                                     8 of 12

                             Hampshire Funding, Inc.

                  Statement of Changes in Stockholders' Equity

                      Nine Months Ending September 30, 1997

                                                                     Additional     Retained
                                                Common Stock      Paid-in capital   Earnings       Total
                                          -----------------------------------------------------------------
Balance, January 1, 1997                             $50,000          $550,000     $1,794,408    $2,394,408
Net Income, January 1 to
        April 30, 1997                                     0                          215,081       215,081
                                          -----------------------------------------------------------------

Balance, April 30, 1997                               50,000           550,000      2,009,489     2,609,489

Acquisition Adjustment                                               2,009,489     (2,009,489)            0
                                          -----------------------------------------------------------------

Balance, May 1, 1997                                  50,000         2,559,489              0     2,609,489

Net Income May 1 to
    September 30,  1997                                    0                          306,382       306,382
                                          -----------------------------------------------------------------


Balance, September 30,  1997                         $50,000        $2,559,489       $306,382    $2,915,871
                                          =================================================================

(See accompanying note)

                                     9 of 12

                    Hampshire Funding, Inc. and Subsidiary

                     Consolidated Statements of Cash Flows


                                                                                    Nine Months Ending September 30,
                                                                                       1997                1996
                                                                                    --------------------------------
Operating activities
Net income                                                                          $      521,463  $      199,615
Adjustments to reconcile net income to net cash used in operating activities:
    Increase (decrease) in accounts receivable from customers                                2,808          (6,250)
    Increase (decrease) in accrued expenses and other liabilities                          (54,449)        150,966
    Increase (decrease) in due to affiliates                                              (356,246)         71,443
    Increase in collateral notes receivable                                             (2,917,813)     (4,960,895)
    Change in income taxes payable recoverable                                             108,338           3,286
    Change in interest accrued on loan agreements                                          338,387         477,248
                                                                                    -------------------------------
Net cash used in operating activities                                                   (2,357,512)     (4,064,587)

Financing activities
Proceeds from non-affiliated loan agreements                                            93,700,000           -
Proceeds from affiliated loan agreements                                                     -          74,975,000
Principal payments on loan agreements                                                  (92,000,000)    (70,175,000)
                                                                                    -------------------------------
Net cash provided by financing activities                                                1,700,000       4,800,000
                                                                                    -------------------------------

Increase in cash and cash equivalents                                                     (657,512)        735,413

Cash and cash equivalents at beginning of year                                           1,771,795         289,918

Cash and cash equivalents at end of period                                          $    1,114,283  $    1,025,331
                                                                                    ===============================

                                    10 of 12

                             Hampshire Funding, Inc.
               Notes to Consolidated Financial Statements - Update
                               September 30, 1997



1.  Summary of Significant Accounting Policies

On May 13, 1997, Jefferson-Pilot Corporation acquired Chubb Life Insurance Company and its subsidiaries from The Chubb Corporation. The cost of the acquisition consisted of $775 million of cash paid by Jefferson-Pilot Corporation to The Chubb Corporation, plus other acquisition costs. In addition, Chubb Life Insurance Company paid a $100 million special dividend to The Chubb Corporation which was funded through liquidation of short-term investments. The acquisition, which was effective April 30, 1997 for financial reporting and tax purposes, is being accounted for using the purchase method.

As a wholly owned subsidiary of Chubb Life Insurance Company, Hampshire Funding, Inc. was included in the acquisition. The fair market value of Hampshire Funding, Inc. as of the acquisition date was determined to equal its book value. Therefore, the Company's retained earnings of $2,009,485 as of the acquisition date have been reclassified to additional paid-in capital.



                                   11 of 12

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Hampshire Funding, Inc.
                               -----------------------

                               Registrant


                               \\John A. Weston\\



Date    November 4, 1997
------------------------
                               John A. Weston
                               Treasurer, Principal Financial and Accounting Officer

                                    12 of 12