Form 10-K
period 1997-12-31
HAMPSHIRE FUNDING INC
filed 1998-03-31
CIK 205422

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K


(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934 [fee required] For the fiscal year ended December 31, 1997
                                                    -----------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [no fee required] For the transition period from
                                                                _______________
    to
       _______________

    Commission file number 2-79192.


                            HAMPSHIRE FUNDING, INC.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)


              NEW HAMPSHIRE                               02-0277842
       ---------------------------                     ------------------
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                 Identification No.)


       ONE GRANITE PLACE, CONCORD, NEW HAMPSHIRE                   03301
--------------------------------------------------------------------------------
        (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code (603) 226-5000
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

Programs for coordinating the acquisition of mutual fund shares and insurance
-----------------------------------------------------------------------------

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.
                                                    YES  [X]      NO  [_]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                                                    NONE

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of March 27, 1997: 50,000 shares, all of which are owned by Jefferson-Pilot Corporation.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                    NONE

The total number of pages, including exhibits, is 84, and the exhibit index appears on pages 24 through 25.

                                 PART I

Item 1 - Description of Business
--------------------------------

(a)  General Development of Business
     -------------------------------

     Hampshire Funding, Inc. ("the Company") was incorporated in the State of New Hampshire on December 8, 1969, as a wholly-owned subsidiary of Chubb Life Insurance Company of America ("Chubb Life"). The Company became a wholly-owned subsidiary of The Chubb Corporation on December 21, 1971, when Chubb Life sold all the outstanding stock of the Company. On April 1, 1981, the Company's common stock was transferred by contribution to Chubb Life Insurance Company of New Hampshire ("CLNH"). On July 1, 1991, CLNH and Chubb Life merged with and into The Volunteer State Life Insurance Company, which on the same date re-domesticated from Tennessee to New Hampshire and changed its name to Chubb Life Insurance Company of America. As a result of said merger, all of the common stock of the company was owned by Chubb Life.

     Chubb Life and its subsidiaries were acquired by Jefferson-Pilot Corporation from The Chubb Corporation, effective April 30, 1997. As a wholly-owned subsidiary of Chubb Life, the Company was included in the acquisition. The fair market value of the Company was determined to be its book value.

     On December 30, 1997, the Company sold its investment in its subsidiary, Hampshire Syndications, Inc., (wholly owned since October 9, 1986), to Jefferson-Pilot Investments, Inc. Hampshire Syndication's net worth at December 30, 1997 was $239,811. The transaction has been accounted for as a reorganization of entities under common control.

     Effective December 31, 1997, the Company's outstanding stock was sold to Jefferson-Pilot Corporation. As a result, the Company became a wholly-owned subsidiary of Jefferson-Pilot Corporation.

     The Company, in affiliation with Chubb Life, Chubb Colonial Life Insurance Company ("Colonial") (collectively "Insurance Companies") and Jefferson Pilot Securities Corporation (the "Broker-Dealer"), a member of the National Association of Securities Dealers, Inc. ("NASD"), has primarily been engaged in the offering and administration of programs which coordinate the acquisition of mutual fund shares and life or health insurance (the "Programs"). The Programs were intended, in part, to augment the sales activities of the Broker-Dealer and the Insurance Companies.

     EFFECTIVE MARCH 31, 1998, THE COMPANY WILL NO LONGER OFFER THE PROGRAMS FOR SALE. THE COMPANY WILL, HOWEVER, CONTINUE TO SERVICE ALL EXISTING PROGRAMS UNTIL THEIR STATED MATURITY OR TERMINATION DATES.

(b)  Financial Information About Industry Segments
     ---------------------------------------------

     Revenues, operating profit and loss, and identifiable assets for the three years ended December 31, 1997, are included in Item 6 - Selected Financial Data and Item 8 - Financial Statements and Supplementary Data.

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

     The objective of a Program is the utilization of the appreciation, if any, in the value of the mutual fund shares and the reinvestment of dividends or capital gains distributions thereon to aid in offsetting the principal and accumulated interest on the loans.

     The Programs are offered for sale by those agents of the Insurance Companies who qualify as registered representatives, through the Broker-Dealer, under the regulations of the NASD. Revenues derived from Participant Programs include loan interest and fees. For the years ended December 31, 1997, 1996 and 1995 such revenues were as follows:

                                    2 of 84


                        1997        1996        1995
                     ----------  ----------  ----------

Interest on Loans    $4,776,636  $4,412,729  $3,899,087
Program Fees            426,758     484,906     456,556



  Regulation
  ----------

     The Company is authorized to offer Programs using insurance policies offered by the Insurance Companies. Insurance available for purchase in connection with a Program may vary from state to state, depending on whether Chubb Life or Colonial is licensed to sell insurance in a particular jurisdiction, and whether a jurisdiction in which one of the Insurance Companies is licensed has approved the sale of a particular insurance product.

     Historically, each Insurance Company offered several types of policies within the Program. The Insurance Companies are subject to the regulations of the insurance department of each state in which they are licensed to do business. In addition, Chubb Life, through Chubb Separate Account A, offered for sale a variable universal life insurance policy, which is subject to regulation by the Securities and Exchange Commission. Policies, including the variable universal life insurance product, issued under the Program may not be identical in each state or jurisdiction. Regulations that determine the types of policies and their provisions may differ in each state. As a result, the Insurance Companies have internal procedures designed to ensure that only approved policies are issued in each state.

     The Company filed its final Registration Statement under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on April 16, 1997. The Company is also subject to supervision by the Commissioners of Securities of the jurisdictions in which the Company is authorized to offer the Programs for sale.

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

     Competition
     -----------

     The Company faces limited competition in the sale of Programs, as the number of companies offering plans similar to the Programs is quite small. Historically, a large number of companies offered programs combining the purchase of insurance and mutual fund shares; however, in recent years the number of companies has reduced dramatically. As noted, the Company will no longer offer the Programs for sale effective March 31, 1998.

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

     Employees
     ---------

     The Company has no paid employees. Chubb America Service Corporation (the "Service Company"), a wholly-owned subsidiary of Chubb Life, is a management service company organized and operated to provide employee and office services, as well as certain operating assets, to the Company and its affiliates. The

                                    3 of 84

     Service Company employs all of the personnel who perform business functions for the Company. The Service Company believes that its relationship with employees is good.

(d)  Financial Information About Foreign and Domestic Operations and Export
     ----------------------------------------------------------------------
     Sales
     -----

     All sales and operations of the Company are conducted within the United States.


Item 2 - Properties
-------------------

The Company does not own or lease any real property. The Company occupies a portion of the home office of Chubb Life located at One Granite Place, Concord, New Hampshire. The use by the Company of such facilities and the equipment and furnishings owned by the Service Company, Chubb Life, or any of the other Insurance Companies is subject to a pro-rata allocation of expenses.


Item 3 - Legal Proceedings
--------------------------

The Company may become involved from time to time with legal proceedings arising
out of the ordinary course of its business.   For the year ended December 31,
1997, the Company was not involved in any material legal proceedings.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

On December 29, 1997 the sole shareholder of the Company approved and authorized a reduction in the number of Directors of the Company to three and authorized the sale of substantially all of its assets, comprising receivables representing non-recourse obligations of the Company's customers, to Preferred Receivables Funding Corporation ("PREFCO") and certain investors as well as the granting of a security interest for the benefit of PREFCO and the investors in the related mutual fund shares pledged to secure such receivables.

                                    4 of 84

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

Item 6 - Selected Financial Data
--------------------------------

Selected Statement of Operations
 Data:  Year Ended December 31,      1997         1996         1995         1994         1993
                                  -----------  -----------  -----------  -----------  -----------

  Total Revenue                    $5,279,533  $ 4,948,442  $ 4,423,807  $ 3,586,281  $ 3,000,577
                                   ==========  ===========  ===========  ===========  ===========

  Net Income                       $  597,624  $   308,341  $   224,639  $   494,699  $   514,439
                                   ==========  ===========  ===========  ===========  ===========

  Dividends Per Common Share       $    --     $    --      $     --     $    --      $    --
                                   ==========  ===========  ===========  ===========  ===========


Selected Balance Sheet Data:
  December 31,                        1997         1996         1995         1994         1993
                                   ----------  -----------  -----------  -----------  -----------
  Total Assets(1)                  $4,978,870  $54,549,392  $47,185,445  $42,069,058  $33,545,651
                                   ==========  ===========  ===========  ===========  ===========

  Loans Payable                    $        0  $50,851,618  $43,899,673  $38,889,535  $30,924,833
                                   ==========  ===========  ===========  ===========  ===========


(1) On December 31, 997, the Company sold its aggregate collateral notes receivable of $55,783,965. The Company received proceeds of $52,994,767 and retained a subordinated interest and servicing rights in the assets transferred aggregating $2,789,198. (See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.)

(2) Proceeds from the sale of collateral notes receivables were used to extinguish the Company's outstanding debt under its Revolving Credit Agreement with SunTrust Bank of Atlanta, Georgia (see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.)

                                    5 of 84

Item 7 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Liquidity and Capital Resources
-------------------------------

The Company offers investment programs (the "Programs") which coordinate the acquisition of mutual fund shares and insurance over a period of ten years. Under the Programs, purchasers of a Program ("Participants") purchase life and health insurance from affiliated insurance companies (the "Insurance Companies") and finance the premiums through a series of loans secured by mutual fund shares. Upon issuance of a policy by an Insurance Company, the Company makes a loan to the Participant in an amount equal to the selected premium mode. As each premium becomes due, if not paid in cash, a new loan equal to the next premium and administrative fee is made and added to the Participant's account indebtedness ("Account Indebtedness"). Thus, interest, as well as principal, is borrowed and mutual fund shares are pledged as collateral. Each loan made by the Company must initially be secured by mutual fund shares which have a value of at least 250% of the loan, except for the initial premium loan of Programs using certain no-load funds, where the collateral requirement is 1800%. In addition, the aggregate value of all mutual fund shares pledged as collateral must be at least 150% of the Participant's total Account Indebtedness. If the value of the shares pledged to the Company declines below 130% of the Account Indebtedness, the Company will terminate the Programs and liquidate shares sufficient to repay the indebtedness.

Effective March 31, 1988, the Company will discontinue the sale of Programs. The Company will, however, continue to make premium loans to current Participants and administer all Programs until their stated maturity or termination dates.


On December 31, 1997, the Company entered into a Receivables Purchase Agreement (the Agreement) with Preferred Receivables Funding Corporation (PREFCO), a wholly-owned subsidiary of First National Bank of Chicago (the Bank).


The Agreement provides for the initial and periodic purchase of the Company's collateral loans receivable by PREFCO or other investors (for which the Bank serves as agent) up to $60,000,000 and expires on June 30, 1998. The Company anticipates the termination date will be extended under the provisions of the Agreement. PREFCO finances purchases of the Company's collateral loans receivables through the issuance of commercial paper.


The Company sold its aggregate loans of $55,783,965 on December 31, 1997. The Company received proceeds of $52,994,767 and retained a subordinated interest and servicing rights in the assets transferred aggregating $2,789,198. The cash flows related to the repayment of loans will be used first to satisfy all principal and variable interest rate obligations due to PREFCO, investors or the Bank. The retained interest represents the fair value of the Company's future cash flows and obligations that it will receive after all investor obligations are met.


The Company is responsible for servicing, managing and collecting all receivables and loan repayments, monitoring the underlying collateral and reporting all activity to the Bank for which it receives an annual service fee (collected monthly in arrears) calculated as 2% of outstanding receivables.


The Agreement includes a Performance Guarantee by Jefferson-Pilot Corporation that the Company will service the receivables sold and administer all aspects of the Programs in accordance with the terms and conditions of the Agreement. The Performance Guarantee contains restrictions on the debt of the Guarantor and the collateral value monitored by the Company.


Proceeds from the sale of the receivables were used by the Company to extinguish its outstanding debt under its Revolving Credit Agreement with SunTrust Bank of Atlanta, Georgia. Following the repayment of all principal and interest, on December 31, 1997 the Company's Revolving Credit Agreement with SunTrust was terminated.

From October 23, 1996 through December 30, 1997 the Company's funds for financing the Programs were obtained through this Revolving Credit Agreement with SunTrust Bank of Atlanta, Georgia ("SunTrust"). The Company entered into this Revolving Credit Agreement on October 23, 1996 which provided for advances up to $60,000,000. The Revolving Credit Agreement with SunTrust replaced the Company's loan agreements with its affiliates, Chubb Life and Colonial, which provided for advances not to exceed $20,000,000 and $29,000,000, respectively. As all advances under affiliated loan agreements became due during October and November of 1996, the Company borrowed amounts under the Revolving Credit Agreement with SunTrust and paid Chubb Life and Colonial the outstanding principal and interest. At December 31, 1996 and during the year ended December 31, 1997, the Company had no loans outstanding to affiliates.

                                    6 of 84

The continuance of the Program is dependent upon the Company's ability to provide for the financing of insurance premiums for Participants or arrange for the sale of collateral notes receivable. Prior to the Company's Agreement with PREFCO, such financing was provided by its Revolving Credit Agreement with SunTrust and affiliated loan agreements with Chubb Life and Colonial. The Company expects that it will be able to continue to sell its collateral notes receivables or arrange for other financing for the foreseeable future.

If the Company is unable to sell its collateral notes receivable or borrow funds in the future for the purpose of financing loans to Participants for the payment of insurance premiums, the Programs may be subject to termination.

If the Company subsequently defaults on its Agreement with PREFCO for which the Participant's mutual fund shares have been pledged as security, the mutual fund shares may be redeemed by PREFCO (or its agent) and the Programs will be terminated on their renewal dates.

The Company's liabilities include amounts due to affiliates for insurance premium payments and expense reimbursements to the Service Company.

The Service Company, a wholly-owned subsidiary of Chubb Life, is a management service company which provides employee services and office facilities to the Company and its affiliates under a Service Agreement. The Company pays the Service Company a monthly fee in accordance with mutually agreed upon cost allocation methods which the Companies believe reflect a proportional allocation of common expenses and are commensurate for the performance of the applicable duties.

Working capital in 1997, 1996 and 1995 was provided by Participants' loan repayments, administrative fees for the placement and maintenance of Programs and interest earned on investments.

Results of Operations
---------------------

The Company concluded the year ended December 31, 1997 with net income of $597,624 as compared to net income of $308,341 in 1996, and $224,639 in 1995.

Total revenues through December 31, 1997 were $5,279,533 versus $4,948,442 in 1996, and $4,423,807 in 1995. These revenues include interest on collateral notes receivable, Program Participant fees and interest on investments. The largest source of revenue was represented by interest on collateral notes receivable. The average interest rate charged to each Participant's outstanding loan balance was 8.95% for the years 1997 and 1996, and 9.22% for the year 1995.

Interest expense on the Loan Agreements increased each year due to an increase in amounts borrowed by the Company. The Company's interest expense for 1997, 1996 and 1995 was $3,046,440, $2,597,224 and $2,730,924, respectively. The
Company's average cost of borrowings for 1997, 1996 and 1995 was 5.88%, 6.40% and 6.70%, respectively.

The Company's increase in net income over the past three years resulted from its declining cost of funds necessary to finance premium loans. A decline in the Company's general and administrative expenses during 1997 also contributed to increases in net income. General and administrative expenses (including state taxes), arising from normal operating activities through December 31, 1997, were $1,313,670 as compared to $1,516,065 in 1996, and $1,347,286 in 1995.

Program fees include placement, administrative and termination fees as well as charges for special services. For the years ended December 31, 1997, 1996 and 1995 the number of Programs administered by the Company were 5,545, 6,131 and 6,521, respectively.

In the future the Company will continue to receive servicing fee income equal to 2% of aggregate loan balances as compensation for services provided on behalf of Programs and Program Participants in accordance with the Agreement with PREFCO. The Company will continue to earn other related ongoing income. In addition, the Company may realize a gain or loss on the securitization of future collateral notes receivable which may impact future earnings.

Year 2000 Conversion
---------------------

Jefferson-Pilot Corporation, the Company's parent, has developed a centralized oversight and project management process to facilitate the conversion of all information systems to be ready for the Year 2000 and has been converting critical data processing systems. The Parent Company currently expects the project to be completed by early 1999 and does not expect this project to have a significant effect on operations.

                                    7 of 84

Item 8 - Financial Statements and Supplementary Data
----------------------------------------------------

The financial statements included herein are listed in the following index.

                         INDEX TO FINANCIAL STATEMENTS

                                                                             Page References
                                                                             ---------------
Report of Independent Auditors                                                      9
Statements of Financial Condition at December 31, 1997 and 1996                    10
Statements of Income for each of the three years in the period                     11
 ended December 31, 1997
Statements of Changes in Stockholder's Equity for each of the three years          12
    in the period ended December 31, 1997
Statements of Cash Flows for the each of the three years in the period             13
    ended December 31, 1997
Notes to Financial Statements                                                      14

All schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, and the notes thereto.

                                    8 of 84

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors

Hampshire Funding, Inc. and Subsidiary


We have audited the accompanying statements of financial condition of Hampshire Funding, Inc. as of December 31, 1997 and 1996, and the related statements of income, changes in stockholder's equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hampshire Funding, Inc. at December 31, 1997 and 1996, and the results of its operations, changes in stockholder's equity and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                            Ernst & Young LLP



Boston, Massachusetts
March 20, 1998

                                    9 of 84

                            HAMPSHIRE FUNDING, INC.


                       STATEMENTS OF FINANCIAL CONDITION






                                                                  DECEMBER 31
                                                               1997            1996
                                                          -----------------------------
ASSETS
Cash and cash equivalents                                 $  297,934        $ 1,557,210
Accounts receivable from customers                            37,715             12,915
                                                          -----------------------------
Total current assets                                         335,649          1,570,125

Collateral notes receivable                                                  51,614,076
Accrued interest receivable                                1,525,023          1,365,191
Due and deferred from the sale of
 collateral notes portfolio                                2,789,198
Deferred asset                                               329,000
                                                          -----------------------------
Total assets                                              $4,978,870        $54,549,392
                                                          =============================

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
 Due to affiliates                                        $1,694,196        $ 1,388,178
 Accrued expenses and other liabilities                      258,116            120,473
                                                          -----------------------------
  Total current liabilities                                1,952,312          1,508,651

 Loans payable (including accrued interest
  of $351,618 in 1996)                                                       50,851,618
                                                          -----------------------------
Total liabilities                                          1,952,312         52,360,269
                                                          -----------------------------
Stockholder's equity:
 Common stock, par value $1 per share; authorized
   100,000 shares; issued and outstanding
    50,000 shares                                             50,000             50,000
 Additional paid-in capital                                  789,811            550,000
 Retained earnings                                         2,186,747          1,589,123
                                                          -----------------------------
Total stockholder's equity                                 3,026,558          2,189,123
                                                          -----------------------------
Total liabilities and stockholder's equity                $4,978,870        $54,549,392
                                                          =============================

See accompanying notes.


                                    10 of 84

                            HAMPSHIRE FUNDING, INC.

                             STATEMENTS OF INCOME


                                                       YEARS ENDED DECEMBER 31
                                                  1997            1996             1995
                                           ------------------------------------------------
Revenues:
 Interest on collateral notes receivable     $4,776,636         $4,412,729      $3,899,087
 Program participant fees                       426,758            484,906         456,556
 Interest on investments                         76,139             50,807          68,164
                                           ------------------------------------------------
                                              5,279,533          4,948,442       4,423,807
Operating expenses:
 Interest on loan agreements                  3,046,441          2,957,224       2,730,924
 General and administrative                   1,215,059          1,464,569       1,299,523
                                           ------------------------------------------------
                                              4,261,500          4,421,793       4,030,447
                                           ------------------------------------------------
Income before income taxes                    1,018,033            526,649         393,360

Income tax expense                              420,409            218,308         168,721
                                           ------------------------------------------------
Net income                                   $  597,624         $  308,341      $  224,639
                                           ================================================

See accompanying notes.

                                    11 of 84

                            HAMPSHIRE FUNDING, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY


                                                       YEARS ENDED DECEMBER 31
                                                1997            1996           1995
                                           --------------------------------------------
Common stock:
 Balance, beginning and end of year        $   50,000       $   50,000      $   50,000
Additional paid-in capital:
 Balance, beginning of year                   550,000          550,000         550,000
 Contributed paid-in capital                  239,811
                                           --------------------------------------------
 Balance, end of year                         789,811          550,000         550,000
                                           --------------------------------------------
Retained earnings:
 Balance, beginning of year                 1,589,123        1,280,782       1,056,143
 Net income                                   597,624          308,341         224,639
                                           --------------------------------------------
 Balance end of year                        2,186,747        1,589,123       1,280,782
                                           --------------------------------------------
Total stockholder's equity                 $3,026,558       $2,189,123      $1,880,782
                                           ============================================

See accompanying notes.

                                    12 of 84

                            HAMPSHIRE FUNDING, INC.

                           STATEMENTS OF CASH FLOWS


                                                                             YEARS ENDED DECEMBER 31
                                                                      1997              1996            1995
                                                              ---------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                       $     597,624     $     308,341    $    224,639
Adjustments to reconcile net income to net
 cash provided (used) by operating
 activities:
  (Increase) decrease in accounts
   receivable from customers                                           (24,800)           13,878          20,422
  Increase (decrease) in accrued expenses and other
   liabilities                                                         137,643          (142,759)        (53,018)
  Increase in due to affiliates                                        306,018           258,677             414
  Net (originations) paydowns of collateral notes
   receivable                                                       (4,169,889)       (5,762,032)     (6,074,562)
  Increase in accrued interest receivable                             (159,832)         (157,338)       (180,176)
  Increase in deferred asset                                          (329,000)
  (Decrease) increase in prepaid interest and
   interest accrued on loan agreements                                (351,618)          651,945         310,138
                                                              ---------------------------------------------------------
Net cash used by operating activities                               (3,993,854)       (4,829,288)     (5,752,143)

FINANCING ACTIVITIES
Contributed paid-in capital                                            239,811
Proceeds from sale of collateral notes receivable                   52,994,767
Proceeds from non-affiliated loan agreement                        128,575,000        50,500,000
Principal payments on non-affiliated
 loan agreements                                                  (179,075,000)
Proceeds from affiliated loan agreements                                              86,500,000      69,025,000
Principal payments on affiliated loan agreements                                    (130,700,000)    (64,325,000)
                                                              ---------------------------------------------------------
Net cash provided by financing activities                            2,734,578         6,300,000       4,700,000
                                                              ---------------------------------------------------------
(Decrease) increase in cash and cash equivalents                    (1,259,276)        1,470,712      (1,052,143)

Cash and cash equivalents at beginning of year                       1,557,210            86,498       1,138,641
                                                              ---------------------------------------------------------
Cash and cash equivalents at end of year                         $     297,934     $   1,557,210    $     86,498
                                                              =========================================================

See accompanying notes.

                                    13 of 84

                            HAMPSHIRE FUNDING, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1997


1.  Organization and Nature of Business
    -----------------------------------

Incorporated in 1969, Hampshire Funding, Inc. (the Company) offers and administers programs that coordinate the acquisition of mutual fund shares and insurance (Programs). Under the Programs, insurance premiums are paid by Participants through a series of loans from the Company and secured by Participant's ownership of mutual fund shares. The objective of a Program is the utilization of the appreciation, if any, in the value of the mutual fund shares and the reinvestment of dividends or capital gain distributions thereon to aid in offsetting the principal and accumulated interest on the loans. All Programs are ten years in length and no payments are due until Programs are terminated or mature.

Chubb Life Insurance Company of America (Chubb Life) and its subsidiaries were acquired by Jefferson-Pilot Corporation from The Chubb Corporation, effective April 30, 1997. As a wholly owned subsidiary of Chubb Life, the Company was included in the acquisition. The fair market value of the Company was determined to be its book value.

On December 30, 1997, the Company sold its investment in its wholly-owned subsidiary, Hampshire Syndications, Inc. to Jefferson-Pilot Investments, Inc. Hampshire Syndication's net worth at December 30, 1997 was $239,811. The transaction has been accounted for as a reorganization of entities under common control. Accordingly, the prior period consolidated financial statements have been restated to exclude Hampshire Syndications and conform to the 1997 presentation.

Effective December 31, 1997, the Company's outstanding stock was sold to Jefferson-Pilot Corporation. As a result, the Company became a direct subsidiary of Jefferson-Pilot Corporation.

Affiliates of the Company include Chubb Life and its wholly-owned subsidiaries, Chubb Colonial Life Insurance Company (Colonial), Chubb Sovereign Life Insurance Company (Chubb Sovereign), and Chubb America Service Corporation (CASC). Other affiliates of the Company include Jefferson Pilot Investment Advisory Corporation (formerly Chubb Investment Advisory Corporation), and Jefferson Pilot Securities Corporation (formerly Chubb Securities Corporation), which also became wholly owned subsidiaries of Jefferson-Pilot Corporation on December 31, 1997.

The fair value of a Participant's pledged mutual fund shares must exceed 150% of the total loan balance plus accrued interest (Participant's Total Account Indebtedness). If the value of the shares pledged declines below 130% of the Participant's Total Account Indebtedness, the Company will terminate the Program and liquidate shares sufficient to repay the Indebtedness.

Effective March 31, 1998 the Company will discontinue the sale of Programs. The Company will continue, however, to extend premium loans to current Participants and administer Programs until their stated maturity or termination date.

2.  Summary of Significant Accounting Policies
    ------------------------------------------
General
-------

The preparation of the financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                    14 of 84

    ------------------------------------------------------
Securitizations
---------------

In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"), which was effective January 1, 1997. The Company has prospectively adopted the requirements of SFAS 125 in connection with the sale of its collateral notes receivable portfolio.

The Company records gains or losses on the securitization of collateral notes receivable based on the estimated fair value of assets obtained and liabilities incurred on the sale. Gains represent the present value of estimated cash flows the Company has retained over the estimated outstanding period of the receivables. This excess cash flow essentially represents an "interest only" ("I/O") strip, consisting of the excess of interest and fees over the sum of the return paid to the counter-party, estimated contractual servicing fees and credit losses. Certain estimates inherent in the determination of the fair value of the I/O strip are influenced by factors outside the Company's control, and as a result, such estimates could materially change in the near term. No gain or loss was recorded on the sale of the collateral notes receivable portfolio as the fair value of the financial assets received and created in the transaction approximated the carrying value of the assets relieved. Such fair value was determined using a discount rate approximating the return a third party investor would expect in a purchase of such assets. Servicing fee income is recovered over the life of the sale transaction.

Transactions with Affiliates
----------------------------

The Company offers and administers Programs whereby Participants obtain life insurance coverage solely from Chubb Life and Colonial. Under the Programs, insurance premiums are paid by Participants through a series of loans from the Company which are recorded as "collateral notes receivable". Loans to Participants are secured by Participant's ownership in mutual fund shares.
Loans to Participants were partially funded with proceeds from loan agreements with affiliates during 1996. On October 23, 1996, the Company entered into a revolving credit agreement with SunTrust Bank (a non-affiliate), replacing its loan agreements with affiliates. On December 31, 1996 and during the year ended December 31, 1997, the Company had no loans outstanding to affiliates. Interest paid to affiliates, on its loan agreements was $2,189,057 and $2,420,786 in 1996 and 1995, respectively.

The Programs and most mutual fund shares offered in conjunction with the Programs are sold through Jefferson Pilot Securities, a registered broker-dealer.

Substantially all general and administrative expenses are allocated to the Company by CASC in accordance with mutually agreed upon cost allocation methods that the Company and CASC believe reflect a proportional allocation of common expenses and which are commensurate for the performance of the applicable duties.

On December 30, 1997, the Company sold its investment in its wholly-owned subsidiary, Hampshire Syndications, Inc. to Jefferson-Pilot Investments, Inc.

Recognition of Revenues
-----------------------

Interest on collateral notes receivable and administrative fees charged to Participants for establishing and maintaining Programs are recognized as revenue when earned.

Cash Equivalents
----------------

Cash equivalents include short-term corporate notes carried at cost which approximates market value.

Reclassifications
-----------------

Certain amounts in the financial statements for prior years have been reclassified to conform with the 1997 presentation.

                                    15 of 84

3.  Sale of Collateral Notes Receivable Portfolio
    ---------------------------------------------

On December 31, 1997, the Company entered into a Receivables Purchase Agreement (the Agreement) with Preferred Receivables Funding Corporation (PREFCO), wholly owned subsidiary of First National Bank of Chicago (the Bank).

The Agreement provides for the initial and periodic purchase of the Company's collateral loans receivable by PREFCO or other investors (for which the Bank serves as agent) up to $60,000,000 and expires on June 30, 1998. The Company anticipates the termination date will be extended under the provisions of the Agreement. PREFCO finances purchases of the Company's collateral loans receivables through the issuance of commercial paper.

The Company sold its aggregate loans of $55,783,965 on December 31, 1997. The Company received proceeds of $52,994,767 and retained a subordinated interest and servicing rights in the assets transferred aggregating $2,789,198. The cash flows related to the repayment of loans will be used first to satisfy all principal and variable interest rate obligations due to PREFCO, investors or the Bank. The retained interest represents the fair value of the Company's estimated future net cash flows that it will receive after all investor obligations are met. The fair value of the Company's retained interest and servicing rights was determined by discounting estimated cash flows from the assets. Primary assumptions used to determine fair value included the use of a 17% discount rate and an estimated annual prepayment rate of 11% of the aggregate annual loan balance.

The financial assets recorded in connection with the sale consist of the following as of December 31, 1997:



   Interest Only Strip                          $1,535,316

   Retained Interest                               781,449
   Servicing Rights Receivable and Other           472,433
                                                ----------
   Due and Deferred from the sale of
      collateral notes receivable portfolio     $2,789,198


The Company is responsible for servicing, managing and collecting all receivables and loan repayments, monitoring the underlying collateral and reporting all activity to the Bank for which it receives an annual service fee (collected monthly in arrears) calculated as 2% of outstanding receivables. The Company estimates that the 2% service fee is adequate to compensate the Company for services provided. In addition to the service fee, the Company earns other related ongoing income.

Proceeds from the sale of the receivables were used by the Company to extinguish its outstanding debt with SunTrust Bank of Atlanta, Georgia. Following the repayment of all principal and interest, on December 31, 1997 the Company's Revolving Credit Agreement with SunTrust was terminated.

4.  Federal Income Taxes
    --------------------

The operations of the Company are included in the consolidated federal income tax return of Chubb Life. Federal income tax is allocated by Chubb Life as if the Company filed a separate income tax return. Deferred tax assets and liabilities are recognized for the expected future tax effects attributable to temporary differences between the financial reporting and tax bases of assets and liabilities, based on enacted tax rates and other provisions of tax law. Federal income taxes have been provided at the statutory rate of 35% in 1997, 1996 and 1995.

The Company made income tax payments to Chubb Life of $328,106, $134,982, and $59,326 in 1997, 1996 and 1995, respectively.

The Company independently files state income tax returns and pays state income taxes to the states in which it operates. State income taxes paid for 1997, 1996 and 1995 were $98,611, $51,496 and $47,763, respectively.

                                    16 of 84

    --------------------------------

Significant components of income tax expense for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                            1997               1996               1995
                                                      -----------------  -----------------  -----------------
Current:
   Federal                                                     $295,813           $166,812           $120,958
   State                                                         90,710             51,496             47,763
                                                               --------           --------           --------
Total                                                           386,523            218,308            168,721

Deferred:
   Federal                                                       27,654                  0                  0
   State                                                          6,232                  0                  0
                                                               --------           --------           --------
Total                                                            33,886                  0                  0

Income tax expense from continuing operations                  $420,409           $218,308           $168,721
                                                               ========           ========           ========

Included in due to affiliates are deferred tax liabilities of $27,011 as of December 31, 1997 (deferred tax asset of $6,875 as of December 31, 1996).


5.  Retirement Benefits
    -------------------

In prior years, and during 1997, the Company participated in the Pension Plan for the Employees of Chubb Life and Participating Affiliates, a defined benefit plan, which covered substantially all of its employees. Accumulated plan benefits, plan net assets and net periodic pension costs by component for the Company were not determinable. Costs allocated by Chubb Life to the Company during 1997, 1996 and 1995 relative to the Pension Plan were $29,490, $18,022, and $24,218, respectively.

Certain health and life insurance benefits for all eligible retired employees were also provided by Chubb Life. Benefits were paid as covered expenses are incurred, as amounts can not be reasonably estimated. Health care coverage is contributory. Retiree contributions vary based upon a retireeOs age, type of coverage and years of service with the Company. Life insurance is noncontributory. The expected cost of providing these postretirement benefits to employees and their beneficiaries and covered dependents are being accrued during the years that the employees render the necessary service.


6.  Option and Incentive Plans
    --------------------------

Substantially all of the Company's employees are eligible to participate in a contributory defined contribution retirement plan and stock ownership and incentive plans. The Company's proportionate share of costs related to these savings and incentive plans were $20,215 , $41,182, and $36,247 for the years ended December 31, 1997, 1996 and 1995, respectively.

Total costs allocated to the Company, during the year presented relative to the above benefits, have been included in General and Administrative expenses in the accompanying financial statements.


7.  Loan Agreements
    ---------------

On December 31, 1997, the Company terminated its Revolving Loan Agreement with a non-affiliate, SunTrust Bank of Atlanta, Georgia ("SunTrust"). This revolving loan agreement, effective October 23, 1996, provided loan arrangements for advances up to $60,000,000. Prior to October 23, 1996, the Company had loan agreements with its affiliates, Chubb Life and Colonial, which provided for advances not to exceed $20,000,000 and $29,000,000, respectively. These Loan Agreements with affiliates were terminated in 1996. The Company had no loans outstanding to affiliates at the year ended December 31, 1996 or during the year ended December 31, 1997.

                                    17 of 84

The interest rate on advances made under the SunTrust loan agreement were variable and based on short-term interest rates. During 1997, the Company had borrowed $52,200,000 under the agreement at rates that ranged from 5.65% to 6.15%. At December 31, 1996, the Company had borrowed $50,500,000 under the same agreement at rates ranging from 5.65% to 5.78%. The interest rates on amounts borrowed from affiliates during 1996 ranged from 5.05% to 8.95%.

Interest paid, including prepayments, on affiliated and non-affiliated loan agreements was $3,398,059 $2,305,279 and $2,420,786 in 1997, 1996 and 1995,
respectively.

8.  Year 2000 Conversion (unaudited)
    --------------------------------

Jefferson-Pilot Corporation, the Company's parent, has developed a centralized oversight and project management process to facilitate the conversion of all information systems to be ready for the Year 2000 and has been converting critical data processing systems. The Parent Company currently expects the project to be completed by early 1999. Although some projects may be delayed due to resource constraints, the Company does not expect this project to have a significant effect on operations.

                                    18 of 84

Item 9 - Changes in and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

Not Applicable
                                   PART III

Item 10 - Directors and Executive Officers of the Registrant
------------------------------------------------------------

The following sets forth information relating to Directors and Executive Officers of the Company as of December 31, 1997.


     Name(1)                       Age            Position(2)
     -------                       ---            -----------
     Ronald J. Angarella           39             President, Chairman and Director
     Dennis R. Glass               48             Director
     E. J. Yelton                  58             Director
     John A. Weston                38             Treasurer
     Russell C. Simpson            42             Vice President and Chief Financial Officer
     Charles C. Cornelio           38             Vice President
     Carol R. Hardiman             43             Vice President, Administration
     Shari J. Lease                43             Secretary
     Robert A. Reed                55             Vice President and Assistant Secretary


Ronald R. Angarella was elected President and Chairman of the Broker Dealer in October 1995. Mr. Angarella was elected Senior Vice President of Chubb Life and Vice Chairman of the Broker-Dealer in November 1994. Mr. Angarella served as Vice President, Staff Management of Chubb Life from September 1992 to November 1994, and Assistant Vice President, Staff Management of Chubb Life from February 1992 to September 1992. From March 1990 to February 1992 he served as Assistant Vice President, Marketing of the Broker-Dealer.

Dennis R. Glass was elected Director of the Company in May 1997. Since October 1993 Mr. Glass has served as Executive Vice President, Chief Financial Officer and Treasurer of Jefferson-Pilot Corporation. From 1991 to October 1993, he was associated with Protective Life Corporation, having last served as Executive Vice President and CFO of the Company. From 1983 to 1991 he was associated with the Portman Companies, having served as Executive Vice President and CFO.

E. J. Yelton was elected Director of the Company in May, 1997. Since October 1993, Mr. Yelton has served as Executive Vice President of Investments and for more than five years prior thereto was President of the Investment Centre.

John A. Weston was elected Treasurer of the Company and the Broker-Dealer in August 1988. His principal occupation since April of 1995 has been as Assistant Vice President of Chubb Life. He was elected Treasurer of Jefferson Pilot Variable Fund (formerly Chubb America Fund, Inc.) in April 1992, and Treasurer of Jefferson Pilot Investment Advisory Corporation (formerly Chubb Investment Advisory Corporation) in May 1992. From July 1989 to April 1995 Mr. Weston was Mutual Fund Accounting Officer for Chubb Life.

Russell C. Simpson was elected Chief Financial Officer of the Company in December 1997. Mr. Simpson serves as Vice President and Treasurer of Chubb Life. He has served as Vice President since September 1990 and was elected Treasurer in December 1994. From April 1988 to September 1990 Mr. Simpson served as Assistant Vice President of Tax and Financial Reporting for Chubb Life.

                                    19 of 84

Charles C. Cornelio was elected Vice President of the Company in May 1997. From May 1993 to May 1997 he was Vice President, General Counsel and Secretary. Mr. Cornelio's principal occupation since May 1997 has been Executive Vice President of Chubb Life and Senior Vice President of Jefferson Pilot Corporation. From September 1996 to May 1997 he was Executive Vice President and Chief Administrative Officer. From December 1994 to September 1996 he served as Senior Vice President and Chief Administrator for Chubb Life. From March 1992 to December 1994 he served as Vice President, Counsel and Assistant Secretary for Chubb Life. He also serves as Executive Vice President Operations of Chubb Colonial and the Service Company and as Vice President, General Counsel to Jefferson Pilot Variable Fund (formerly Chubb America Fund, Inc.)

Carol R. Hardiman was elected Vice President, Administration of the Company and the Broker-Dealer in June 1989. From October 1987 to May 1989, she was Assistant Vice President of the Company and the Broker-Dealer.

Shari J. Lease was elected Secretary of the Company and Assistant Secretary of the Broker-Dealer in December 1994. Her principal occupation since April 1995 has been as Assistant Vice President and Counsel of Chubb Life until her election as Vice President of Chubb Life in February 1998. Ms. Lease was elected Secretary of Jefferson Pilot Variable Fund (formerly Chubb America Fund, Inc.), in April 1992. She served as Associate Counsel of Chubb Life from April 1994 to April 1995, Assistant Counsel of Chubb Life from October 1990 to April 1994 and Assistant Secretary of Jefferson Pilot Variable Fund (formerly Chubb America Fund, Inc.) from July 1991 to April 1992.

Robert A Reed was elected Vice President and Assistant Secretary of the Company in December 1997. Mr. Reed serves as Vice President, Secretary and Assistant General Counsel of Jefferson-Pilot Corporation and has held similar positions with its principal life insurance subsidiaries since June 1994. Mr. Reed was secretary and Assistant General Counsel of Aluminum Company of America for many years prior thereto.



-----------------------

(1) There are no family relationships existing between or among any of the above-listed Directors or Executive Officers.

(2) The term of office of each of the foregoing Directors and Executive Officers extends until the annual meetings of the shareholders and Board of Directors or until removed by the Board of Directors.

                                    20 of 84

                            HAMPSHIRE FUNDING, INC.
                               One Granite Place
                         Concord, New Hampshire  03301

                              BOARD OF DIRECTORS
                               December 31, 1997

--------------------------------------------------------------------------------
Ronald R. Angarella
22 Pepin Drive
Bow, NH  03304

Dennis R. Glass
100 N. Greene Street
Greensboro, NC  27401

E. J. Yelton
304 St. Lauren Drive
Greensboro, NC  27401

                                    21 of 84

                            HAMPSHIRE FUNDING, INC.
                               One Granite Place
                         Concord, New Hampshire  03301

                                   OFFICERS
                               December 31, 1997

--------------------------------------------------------------------------------
President                                      Ronald R. Angarella
                                               22 Pepin Drive
                                               Bow, NH  03304

Vice President, Assistant Secretary            Robert A. Reed
                                               100 Greene Street
                                               Greensboro, NC  27401

Vice President, Administration                 Carol R. Hardiman
                                               Lane Road
                                               Chichester, NH  03263

Vice President                                 Charles C. Cornelio
                                               14 Lesnyk Road
                                               Goffstown, NH  03045

Vice President and Chief Financial Officer     Russell C. Simpson
                                               100 N. Greene Street
                                               Greensboro, NC  27401

Assistant Vice President, Compliance           W. Thomas Boulter
                                               3 Middlebury Street
                                               Concord, NH  03301

Secretary                                      Shari J. Lease
                                               37 N. Curtisville Road
                                               Concord, NH  03301

Assistant Secretary                            Thomas H. Elwood
                                               28 Christmas Tree Circle
                                               Bedford, NH  03110

Assistant Secretary                            J. Gregory Poole
                                               100 N. Greene Street
                                               Greensboro, NC  27401

Treasurer                                      John A. Weston
                                               15 Merrimack Street
                                               Concord, NH  03301

Vice President, Marketing                      David K. Booth
                                               281 Main Street
                                               Hopkinton, NH  03229

                                    22 of 84

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

Item 12 - Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners
     -----------------------------------------------

     The table below sets forth ownership of the Company's issued and outstanding common stock as of March 27, 1997.


Title of            Name and Address         Amount and Nature of    Percent of
Class              of Beneficial Owner       Beneficial Ownership      Class
-------------  ---------------------------  -----------------------  ----------
Common         Jefferson-Pilot Corporation  50,000 shares of record     100
               100 N. Greene Street
               Greensboro, NC  27401
(b)  Security Ownership of Management
     --------------------------------
     None.


Item 13 - Certain Relationships and Related Transactions
--------------------------------------------------------

(a)  Transactions With Management and Others
     ---------------------------------------

     The Company, Chubb Life and Colonial all have agreements with the Service Company whereby the Service Company provides service and joint operations. In addition, the Company utilizes furniture, equipment and fixtures owned by one or more of the Insurance Companies. The Company pays the Service Company a fee, determined in accordance with mutually agreed upon cost allocation methods, which the Companies believe reflect a proportional allocation of common costs and are commensurate for the performance of the applicable duties.

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

     On October 23, 1996, the Company entered into a Revolving Credit Agreement with SunTrust Bank. As all advances under affiliated loan agreements became due during October and November of 1996, the Company borrowed amounts under the new Revolving Credit Agreement with SunTrust Bank and paid Chubb Life and Colonial the outstanding principal and interest. At December 31, 1996 and during 1997, the Company had no loans outstanding to affiliates.

     On December 30, 1997, the Company sold its investment in its wholly-owned subsidiary, Hampshire Syndications, Inc. to Jefferson-Pilot Investments, Inc.

(b)  Certain Business Relationships
     ------------------------------

     See Item 10, Directors and Executive Officers of the Registrant.

                                    23 of 84

                                 PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8K
-------------------------------------------------------------------------

(a)  Documents filed as a part of this Report.

     1. The following consolidated financial statements of Hampshire Funding, Inc. are included in Item 8:

          (i)      Report of Independent Auditors

          (ii)     Statements of Financial Condition as of December 31, 1997 and
                   1996

          (iii) Statements of Income for each of the three years in the period ended December 31, 1997.

          (iv) Statements of Changes in Stockholder's Equity for each of the three years in the period ended December 31, 1997.

          (v) Statements of Cash Flows for each of the three years in the period ended December 31, 1997.

          (vi)     Notes to Financial Statements

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

            (3)         (i)  Articles of Incorporation        Form 10-K, filed
                             of Company                       March 15, 1990, for the
                                                              year ended December 31,
                                                              1989, pp. 25-27

                       (ii)  By-Laws of Company               Form 10-K, filed
                                                              March 15, 1990, for the
                                                              year ended December 31,
                                                              1989, pp. 28-46

                                    24 of 84



Exhibit
Table No.          Document                                   Reference Source
-----------        --------                                   ----------------
                                                              C>
   (22)            Subsidiaries of the Registrant             Form 10-K, filed
                                                              March 15, 1990, for
                                                              the year ended December 31,
                                                              1989, pp. 66

    (4)              (i) Agency Agreement and                 Form 10-K, filed
                         Limited Power of Attorney            March 19, 1997, for the
                                                              Year ended December 31,
                                                              1996, pp. 24-26

                    (ii) Change in Participant in             Form 10-K, filed
                         Program                              March 19, 1997, for the
                                                              year ended December 31,
                                                              1996, pp. 27-28

                   (iii) Disclosure Statement                 Form 10-K, filed
                                                              March 19, 1997, for the
                                                              year ended December 31,
                                                              1996, p. 29

   (10)              (a) Revolving Credit Agreement           Form 10-K, filed
                         between the Company and              March 19, 1997, for the year
                         SunTrust Bank, dated                 ended December 31, 1996, pp.
                         October 23, 1996                     30-44

                     (b) Revolving Credit Note                Form 10-K, filed
                         between the Company and              March 19, 1997, for the year
                         SunTrust Bank dated                  ended December 31, 1996, pp.
                         October 23, 1996                     45-46

                     (c) Guaranty between Chubb Life          Form 10-K, filed
                         and SunTrust Bank dated              March 19, 1997, for the year
                         October 23, 1996                     ended December 31, 1996, pp.
                                                              47-53
            (ii)         Filed by enclosure.

Reg S-K
Item 601

   (10)              (a) Receivables Purchase Agreement       pp.
                         among the Company, Investors,
                         Preferred Receivables Funding
                         Corporation and First National
                         Bank of Chicago dated
                         December 31, 1997

                     (b) Performance Guarantee by             pp.
                         Jefferson-Pilot Corporation

   (27)                  Financial Data Schedule              pp. 54

                     (b) Reports on Form 8-K

            The Company filed Form 8-K on January 15, 1998 regarding the change in its method of financing Programs.

                                    25 of 84

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:    March 30, 1998                 HAMPSHIRE FUNDING, INC.


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


        Name                            Title                      Date
        ----                            -----                      ----
/s/ RONALD R. ANGARELLA          President and Director        March 30, 1998
-------------------------
Ronald R. Angarella


/s/ DENNIS R. GLASS              Director                      March 30, 1998
-------------------------
Dennis R. Glass


/s/ E. JAY YELTON                Director                      March 30, 1998
-------------------------
E. Jay Yelton


/s/ JOHN A. WESTON               Treasurer                     March 30, 1998
-------------------------
John A. Weston


/s/ RUSSELL C. SIMPSON           Vice President and            March 30, 1998
-------------------------        Chief Financial Officer
Russell C. Simpson


                                    26 of 84