Form 10-Q
period 1998-03-31
HAMPSHIRE FUNDING INC
filed 1998-05-15
CIK 205422

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

  X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----  Exchange Act of 1934
       For the quarterly period ended  March 31, 1998
                                      ----------------

       Transition report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934 [no fee required]
       For the transition period from _______________ to ______________.

       Commission file number  2-79192.
                               --------

                            HAMPSHIRE FUNDING, INC.
        ----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

     NEW HAMPSHIRE                                               02-0277842
 --------------------------------------                      -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

    ONE GRANITE PLACE, CONCORD, NEW HAMPSHIRE                       03301
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


Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of April 30, 1998: 50,000 shares, all of which are owned by Jefferson-Pilot Corporation.

                      DOCUMENTS INCORPORATED BY REFERENCE

                  The exhibit index appears on pages 4 and 5

                        PART I - FINANCIAL INFORMATION

Item 1 -  Financial Statements.  See pages 6 through 9.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Effective March 31, 1998, the Company discontinued the sale of Programs. The Company will, however, continue to make premium loans to current Participants and administer all Programs until their stated maturity or termination dates.

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

During 1997 the Company's funds for financing the Programs were obtained through this Revolving Credit Agreement with SunTrust Bank of Atlanta, Georgia ("SunTrust"). The Company entered into this Revolving Credit Agreement on October 23, 1996 which provided for advances up to $60,000,000.

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

As servicing agent for the loans sold, the Company collected loan repayments of $5,082,543 during the quarter ended March 31, 1998, on behalf of PREFCO. These loan re-payments were paid to PREFCO (one month in arrears) to satisfy principal and variable interest obligations due.

The Company sold additional loans under the Agreement of $4,155,742 during the quarter ended March 31, 1998, and retained a subordinated interest and servicing rights in the assets transferred aggregating $326,887.

Additionally, the Company earned $264,791 in service fees ($179,591 collected during the quarter) for servicing all outstanding loans on behalf of PREFCO.

The continuance of the Program is dependent upon the Company's ability to provide for the financing of insurance premiums for Participants or arrange for the sale of collateral notes receivable. Prior to the Company's Agreement with PREFCO, such financing was provided by its Revolving Credit Agreement with SunTrust and affiliated loan agreements. The Company expects that it will be able to continue to sell its collateral notes receivables or arrange for other financing for the foreseeable future.

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

The Service Company, a wholly-owned subsidiary of Jefferson Pilot Financial Life Insurance Company (formerly Chubb Life Insurance Company), is a management service company which provides employee services and office facilities to the Company and its affiliates under a Service Agreement. The Company pays the Service Company a monthly fee in accordance with mutually agreed upon cost allocation methods which the Companies believe reflect a proportional allocation of common expenses and are commensurate for the performance of the applicable duties.

Working capital for the first quarter of 1998, was provided by loan servicing fees, administrative fees for the maintenance of Programs and interest earned on investments. Working capital for the first quarter of 1997 was provided by Participant's loan repayments, program administrative fees and interest earned on investments.

Results of Operations
---------------------

The Company concluded the quarter ended March 31, 1998 with net income of $190,663 as compared to net income of $96,482 for the same period in 1997.

Total revenues through March 31, 1998 were $519,666 versus $1,290,012 for the same period in 1997. The decline in revenues resulted from the sale of the Company's collateral loans on December 31, 1997. The Company no longer earns interest on its collateral loans sold to investors. The Company's revenues are now derived from loan servicing fees and accrued income on its retained interest in the loan assets transferred to investors ("Securitization Fees".) The average interest charged to each Participant's outstanding loan balance was 8.95% for the three months ended March 31, 1997.

Likewise, the Company's operating expenses declined for the first quarter of 1998 as compared to the same period in 1997, due to the elimination of loan interest expense. As a result of the sale of its collateral loans, the Company no longer requires a loan agreement to finance Participant outstanding loan receivables and, therefore, did not incur loan interest expense during the first quarter of 1998. The Company's average cost of borrowing to finance outstanding loans was 5.76% for the first quarter of 1997.

General and administrative expenses have declined due to the Company's decision to discontinue the sale of new programs effective March 31, 1998. The Company will continue to incur general and administrative expenses to service existing programs until their state maturity or termination date.

Program fees include placement, administrative and termination fees as well as charges for special services. At March 31, 1998 and 1997 the number of Programs administered by the Company were 5,284 and 5,950, respectively.

In the future the Company will continue to receive servicing fee income equal to 2% of aggregate loan balances as compensation for services provided on behalf of Program s and Program Participants in accordance with the Agreement with PREFCO. The Company will continue to earn other related ongoing income. In addition, the Company may realize a gain or loss on the securitization of future collateral notes receivable which may impact future earnings.

Year 2000 Conversion
--------------------
Jefferson-Pilot Corporation, the Company's parent, has developed a centralized oversight and project management process to facilitate the conversion of all information systems to be ready for the Year 2000 and has been converting critical data processing systems. The Parent Company currently expects the project to be completed by early 1999 and does not expect this project to have a significant effect on operations.

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings - Not Applicable
         -----------------

Item 2 - Changes in securities - Not Applicable
         ---------------------

Item 3 - Defaults upon senior securities - Not Applicable
         -------------------------------

Item 4 - Submission of matters to vote of security holders - Not Applicable
         -------------------------------------------------

Item 5 - Other Information - None
         -----------------

Item 6 - Exhibits and Reports on Form 8-K.
         ---------------------------------
       (a) Pursuant to Rule 12b-23 and General Instruction G, the following exhibits required to be filed with this Report incorporated by reference from the reference source cited in the table below.

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

               (d)    Receivables Purchase Agreement  Form 10-K filed
                      among the Company, Investors    March 31, 1998, for the
                      Preferred Receivables Funding   year ended December 31,
                      Bank of Chicago dated           1997, pp. 27-75
                      December 31, 1997

               (e)    Performance Guarantee by        Form 10-K filed
                      Jefferson-Pilot Corporation     March 31, 1998, for the
                                                      year ended December 31,
                                                      1997, pp. 76-83


        (27)          Financial Data Schedule

   (b)  Reports on Form 8-K

        No Reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

                             Hampshire Funding, Inc.

                        Statements of Financial Condition

                                                                           March 31        December 31
                                                                             1998             1997
                                                                       -----------------------------------
Assets
Cash and cash equivalents                                                 $  2,940,425     $    297,934
Accounts receivable from customers                                              22,997           37,715
                                                                       -----------------------------------
Total current assets                                                         2,963,422          335,649

Accrued interest receivable                                                  1,350,688        1,525,023
Due and deferred from the sale of collateral notes portfolio                 3,116,085        2,789,198
Deferred asset                                                                 314,045          329,000
                                                                       -----------------------------------

Total assets                                                              $  7,744,240     $  4,978,870
                                                                       ===================================

Liabilities and stockholder's equity
Liabilities:
   Due to affiliates                                                      $  2,662,587     $  1,694,196
   Due to investors                                                          1,408,781
   Accrued expenses                                                            129,000
   Miscellaneous liabilities                                                   326,651          258,116
                                                                       -----------------------------------


Total liabilities                                                            4,527,019        1,952,312
                                                                       -----------------------------------

Stockholder's equity:
   Common stock, par value $1 per share; authorized
      100,000 shares; issued and outstanding 50,000 shares                      50,000           50,000
   Additional paid-in capital                                                  789,811          789,811
   Retained earnings                                                         2,377,410        2,186,747
                                                                       -----------------------------------
Total stockholder's equity                                                   3,217,221        3,026,558
                                                                       -----------------------------------
Total liabilities and stockholder's equity                                $  7,744,240     $  4,978,870
                                                                       ===================================

                             Hampshire Funding, Inc.

                              Statements of Income



                                                Three months ending March 31
                                                  1998               1997
                                             -----------------------------------
Revenues:
   Interest on collateral notes receivable     $         0       $  1,150,187
   Securitization fees                             383,331                  0
   Program participant fees                        123,000            114,031
   Interest on investments                          13,335             25,794
                                             -----------------------------------
                                                   519,666          1,290,012

Operating expenses:
   Interest on loan agreements                           0            726,720
   General and administrative                      226,338            386,297
                                             -----------------------------------
                                                   226,338          1,113,017
                                             -----------------------------------
Income before income taxes                         293,328            176,995

Income tax expense                                 102,665             80,513
                                             -----------------------------------

Net income                                     $   190,663       $     96,482
                                             ===================================


Note: On December 30, 1997, the Company sold its investment in its wholly owned subsidiary, Hampshire Syndications, Inc. to Jefferson-Pilot Investments, Inc. The transaction has been accounted for as a reorganization of entities under common control. Accordingly, the prior period consolidated financial statements have been restated to exclude Hampshire Syndications and conform to the 1998 presentation.

                             Hampshire Funding, Inc.

                  Statements of Changes in Stockholder's Equity



                                                 Three months ending March 31,
                                                    1998               1997
                                               --------------------------------
Common stock:
   Balance, beginning and end of period          $   50,000         $   50,000

Additional paid-in capital:
   Balance, beginning of period                     789,811            550,000
   Contributed paid-in capital                            0                  0
                                               --------------------------------
   Balance, end of period                           789,811            550,000
                                               --------------------------------

Retained earnings:
   Balance, beginning of period                   2,186,747          1,589,123
   Net income                                       190,663             96,482
                                               --------------------------------
   Balance end of period                          2,377,410          1,685,605
                                               --------------------------------

Total stockholder's equity                       $3,217,221         $2,285,605
                                               ================================

                             Hampshire Funding, Inc.

                            Statements of Cash Flows

                                                                        Three months ending March 31,
                                                                            1998            1997
                                                                       -------------------------------
Operating activities
Net income                                                             $    190,663    $     96,482
Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
     Decrease (increase) in accounts receivable from
       customers                                                             14,718          (5,078)
     Increase in accrued expenses and other liabilities                     197,535         103,771
     Increase (decrease) in due to affiliates                               968,391         (44,423)
     Net (originations) paydowns of collateral notes receivable            (326,887)       (513,297)
     Decrease in accrued interest receivable                                174,335
     Decrease in deferred asset                                              14,955
     Increase in prepaid interest and interest accrued on loan
       agreements                                                                             6,641
     Increase in amounts due to investors                                 1,408,781
                                                                       -------------------------------
Net cash used by operating activities                                     2,642,491        (355,904)

Financing activities

Proceeds from non-affiliated loan agreement                                              40,000,000
Principal payments on non-affiliated
   loan agreements                                                                      (40,000,000)
                                                                       -------------------------------
Net cash used (provided) by financing activities                                  0               0
                                                                       -------------------------------

Increase (decrease) in cash and cash equivalents                          2,642,491        (355,904)

Cash and cash equivalents at beginning of year                              297,934       1,557,210
                                                                       -------------------------------

Cash and cash equivalents at end of period                             $  2,940,425    $  1,201,306
                                                                       ===============================

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           Hampshire Funding, Inc.
                           -----------------------

                           Registrant



                           /s/ John A. Weston


Date:  May 15, 1998
-------------------
                           John A. Weston
                           Treasurer, Principal Financial and Accounting Officer