Form 10-Q
period 1998-06-30
HAMPSHIRE FUNDING INC
filed 1998-08-13
CIK 205422

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                (Mark One)

  X  Quarterly report pursuant to Section 13 or 15(d) of the Securities
  -  Exchange Act of 1934 For the quarterly period ended June 30, 1998
                                                         -------------

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [no fee required] For the transition period from ________________to_______________.

     Commission file number  2-79192.
                             --------

                            HAMPSHIRE FUNDING, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

     NEW HAMPSHIRE                                            02-0277842
-------------------------------------------              -----------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

    ONE GRANITE PLACE, CONCORD, NEW HAMPSHIRE                 03301
 -------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code (603) 226-5000
                                                   ---------------------------

                                 Not Applicable
 -------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

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


Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of June 30, 1998: 50,000 shares, all of which are owned by Jefferson-Pilot Corporation.

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


The Agreement (amended June 30, 1998) provides for the initial and periodic purchase of the Company's collateral loans receivable by PREFCO or other investors (for which the Bank serves as agent) up to $60,000,000 and expires on June 29, 1999. PREFCO finances purchases of the Company's collateral loans receivables through the issuance of commercial paper.


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

As servicing agent for the loans sold, the Company collected loan repayments of $9,818,026 during the six months ended June 30, 1998, on behalf of PREFCO. These loan re-payments were paid to PREFCO (one month in arrears) to satisfy principal and variable interest obligations due.

The Company sold additional loans under the Agreement of $7,946,245 during the six months ended June 30, 1998, and retained a subordinated interest and servicing rights in the assets transferred aggregating $537,115.

Additionally, the Company earned $521,148 in service fees for the six months ended June 30, 1998, for servicing all outstanding loans on behalf of PREFCO.

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

The Company's liabilities include amounts due to affiliates for insurance premium payments and expense reimbursements to the Jefferson Pilot Service Corporation ("Service Company".)

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

Working capital for the second quarter of 1998, was provided by loan servicing fees, administrative fees for the maintenance of Programs and interest earned on investments. Working capital for the second quarter of 1997 was provided by Participant's loan repayments, program administrative fees and interest earned on investments.

Results of Operations
---------------------

The Company concluded the six months ended June 30, 1998 with net income of $378,039 as compared to net income of $291,607 for the same period in 1997.

Total revenues through June 30, 1998 were $1,039,479 versus $2,594,373 for the same period in 1997. The decline in revenues resulted from the sale of the Company's collateral loans on December 31, 1997. The Company no longer earns interest on its collateral loans sold to investors. The Company's revenues are now derived from loan servicing fees and accrued income on its retained interest in the loan assets transferred to investors ("Securitization Fees".) The average interest charged to each Participant's outstanding loan balance was 8.95% for the six months ended June 30, 1997.

Likewise, the Company's operating expenses declined for the six months ended of 1998 as compared to the same period in 1997, due to the elimination of loan interest expense. As a result of the sale of its collateral loans, the Company no longer requires a loan agreement to finance Participant outstanding loan receivables and, therefore, did not incur loan interest expense during the first quarter of 1998. The Company's average cost of borrowing to finance outstanding loans was 5.81% for the second quarter of 1997.

General and administrative expenses have declined due to the Company's decision to discontinue the sale of new programs effective March 31, 1998. The Company will continue to incur general and administrative expenses to service existing programs until their state maturity or termination date.

Program fees include placement, administrative and termination fees as well as charges for special services. At June 30, 1998 and 1997 the number of Programs administered by the Company were 5,118 and 5,755, respectively.

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


Reg. S-K

 Item 601

  Exhibit
 Table No.    Document                            Reference Source
------------  ----------------------              ---------------------

   (1)        Distribution Agreement              Form 10-K, filed
              between the Company and             March 15, 1990, for the
              Chubb Securities Corporation        year ended December 31,
              dated March 1, 1990                 1989,  pp. 23-24

   (3)   (i)  Articles of Incorporation           Form 10-K, filed
              of Company                          March 15, 1990, for the
                                                  year ended December 31,
                                                  1989, pp. 25-27

         (ii) By-Laws of Company                  Form 10-K filed
                                                  March 15, 1990 for the
                                                  year ended December 31,
                                                  1989, pp. 28-46

   (22)       Subsidiaries of The Registrant      Form 10-K, filed
                                                  March 15, 1990, for the
                                                  year ended December 31,
                                                  1989, p. 66

   (4)   (i)  Agency Agreement and                Form 10-K, filed
              Limited Power of Attorney           March 19, 1997, for the
                                                  year ended December 31,
                                                  1996, pp. 24-26

     Reg. S-K
     Item 601

     Exhibit
     Table No.          Document                      Reference Source
    ---------           ---------                     ----------------

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


          (e)         Performance Guarantee by        Form 10-K filed
                      Jefferson-Pilot Corporation     March 31, 1998, for the
                                                      year ended December 31,
                                                      1997, pp. 76-83


   (27)               Financial Data Schedule

(b)  Reports on Form 8-K

     No Reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

                            HAMPSHIRE FUNDING, INC.


                       STATEMENTS OF FINANCIAL CONDITION





                                                                             JUNE  30      DECEMBER 31
                                                                               1998            1997
                                                                           -----------------------------
ASSETS
Cash and cash equivalents                                                   $1,817,913         $  297,934

Accounts receivable from customers                                              85,709             37,715
                                                                            -----------------------------
Total current assets                                                         1,903,622            335,649


Accrued interest receivable                                                  1,323,761          1,525,023

Due and deferred from the sale of collateral notes portfolio                 3,326,313          2,789,198

Deferred asset                                                                 292,028            329,000
                                                                            -----------------------------

Total assets                                                                $6,845,724         $4,978,870
                                                                            =============================
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
 Due to affiliates                                                          $2,414,340         $1,694,196

 Due to investors                                                              799,608

 Accrued expenses                                                              210,767

 Miscellaneous liabilities                                                      16,412            258,116
                                                                            -----------------------------

Total liabilities                                                            3,441,127          1,952,312
                                                                            -----------------------------


Stockholder's equity:
Common stock, par value $1 per share; authorized
   100,000 shares; issued and outstanding 50,000 shares                         50,000             50,000

 Additional paid-in capital                                                    789,811            789,811

 Retained earnings                                                           2,564,786          2,186,747

                                                                            -----------------------------
Total stockholder's equity                                                   3,404,597          3,026,558
                                                                            -----------------------------

Total liabilities and stockholder's equity                                  $6,845,724         $4,978,870
                                                                            =============================


                            HAMPSHIRE FUNDING, INC.

                              STATEMENTS OF INCOME





                                                   SIX MONTHS ENDING JUNE  30,
                                                     1998             1997
                                                   ---------------------------
Revenues:
 Interest on collateral notes receivable         $        0         $2,323,336

 Securitization fees                                758,230                  0

 Program participant fees                           234,440            225,808

 Interest on investments                             46,809             45,229
                                                 -----------------------------
                                                 1 ,039,479          2,594,373

Operating expenses:
 Interest on loan agreements                              0          1,475,188

 General and administrative                         457,880            670,559
                                                 -----------------------------
                                                    457,880          2,145,747
                                                 -----------------------------
Income before income taxes                          581,599            448,626
Income tax expense                                  203,560            157,019
                                                 -----------------------------
Net income                                       $  378,039         $  291,607
                                                  ============================




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

                            HAMPSHIRE FUNDING, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY





                                                SIX MONTHS ENDING JUNE 30,
                                                  1998             1997
                                             --------------------------------
Common stock:
 Balance, beginning and end of period        $   50,000           $   50,000
Additional paid-in capital:
 Balance, beginning of period                   789,811              550,000
 Contributed paid-in capital                          0                    0
                                             --------------------------------
 Balance, end of period                         789,811              550,000
                                             --------------------------------
Retained earnings:
 Balance, beginning of period                 2,186,747            1,589,123
 Net income                                     378,039              291,607
                                             --------------------------------
 Balance end of period                        2,564,786            1,880,730
                                             --------------------------------
Total stockholder's equity                   $3,404,597           $2,480,730
                                             ================================

                            HAMPSHIRE FUNDING, INC.

                           Statements of Cash Flows





                                                                              SIX MONTHS ENDING JUNE 30,
                                                                                 1998              1997
                                                                         ------------------------------------
OPERATING ACTIVITIES
Net income                                                                 $  378,039            $  291,607
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
  (Increase)  decrease in accounts receivable from
  customers                                                                   (47,994)               11,685
  (Decrease) increase in accrued expenses and other liabilities               (30,937)              561,017
  Increase (decrease) in due to affiliates                                    720,144              (286,855)
  Net (originations) paydowns of collateral notes receivable                 (537,115)           (1,683,886)
  Decrease in accrued interest receivable                                     201,262
  Decrease in deferred asset                                                   36,972
  Increase in prepaid interest and interest accrued  on loan
   agreements                                                                                       704,987

  Increase in amounts due to investors                                        799,608
                                                                           ---------------------------------
Net cash used by operating activities                                       1,519,979              (401,445)

FINANCING ACTIVITIES

Proceeds from non-affiliated loan agreement                                                      52,000,000
Principal payments on non-affiliated
loan agreements                                                                                 (51,500,000)
                                                                           ---------------------------------
Net cash used (provided) by financing activities                                    0               500,000
                                                                           ---------------------------------

Increase (decrease) in cash and cash equivalents                            1,519,979                98,555

Cash and cash equivalents at beginning of year                                297,934             1,557,210
                                                                           ---------------------------------

Cash and cash equivalents at end of period                                 $1,817,913            $1,655,765
                                                                           =================================


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        Hampshire Funding, Inc.
                        -----------------------

                        Registrant



                        \\John A. Weston\\


Date:  August  12, 1998
-----------------------
                        John A. Weston
                        Treasurer, Principal Financial and Accounting Officer