Form 10-Q
period 1998-09-30
HAMPSHIRE FUNDING INC
filed 1998-11-06
CIK 205422

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1998

--- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [no fee required] For the transition period from ___________________ to ____________________.

         Commission file number  2-79192 .

                            HAMPSHIRE FUNDING, INC.
         ------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


 NEW HAMPSHIRE                                             02-0277842
-------------------------------                        -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

 ONE GRANITE PLACE, CONCORD, NEW HAMPSHIRE                    03301
---------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

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


Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of September 30, 1998: 50,000 shares, all of which are owned by Jefferson-Pilot Corporation.

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

As servicing agent for the loans sold, the Company collected loan repayments of $13,165,013 during the nine months ended September 30, 1998, on behalf of PREFCO. These loan re-payments were paid to PREFCO (one month in arrears) to satisfy principal and variable interest obligations due.

The Company sold additional loans under the Agreement of $11,696,304 during the nine months ended September 30, 1998, and retained a subordinated interest and servicing rights in the assets transferred aggregating $670,636.

Additionally, the Company earned $774,278 in service fees for the nine months ended September 30, 1998, for servicing all outstanding loans on behalf of PREFCO.

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

The Company's liabilities include amounts due to affiliates for insurance premium payments and expense reimbursements.

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

Working capital for the third quarter of 1998, was provided by loan servicing fees, administrative fees for the maintenance of Programs and interest earned on investments. Working capital for the third quarter of 1997 was provided by Participant's loan repayments, program administrative fees and interest earned on investments.

Results of Operations
---------------------

The Company concluded the nine months ended September 30, 1998 with net income of $571,226 as compared to net income of $493,456 for the same period in 1997.

Total revenues through September 30, 1998 were $1,529,029 versus $3,934,262 for the same period in 1997. The decline in revenues resulted from the sale of the Company's collateral loans on December 31, 1997. The Company no longer earns interest on its collateral loans sold to investors. The Company's revenues are now derived from loan servicing fees and accrued income on its retained interest in the loan assets transferred to investors ("Securitization Fees".) The average interest charged to each Participant's outstanding loan balance was 8.95% for the nine months ended September 30, 1997.

Likewise, the Company's operating expenses declined for the nine-months ending September 30, 1998 as compared to the same period in 1997, due to the elimination of loan interest expense. As a result of the sale of its collateral loans, the Company no longer requires a loan agreement to finance Participant outstanding loan receivables and, therefore, did not incur loan interest expense. The Company's average cost of borrowing to finance outstanding loans was 5.85% for the third quarter of 1997.

General and administrative expenses have declined due to the Company's decision to discontinue the sale of new programs effective March 31, 1998. The Company will continue to incur general and administrative expenses to service existing programs until their stated maturity or termination date.

Program fees include placement, administrative and termination fees as well as charges for special services. At September 30, 1998 and 1997 the number of Programs administered by the Company were 4,987 and 5,626, respectively.

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

       (3)     (i)   Articles of Incorporation       Form 10-K, filed
                     of Company                      March 15, 1990, for the
                                                     year ended December 31,
                                                     1989, pp. 25-27

               (ii)  By-Laws of Company              Form 10-K filed
                                                     March 15, 1990 for the
                                                     year ended December 31,
                                                     1989, pp. 28-46

(22)           Subsidiaries of The Registrant        Form 10-K, filed
                                                     March 15, 1990, for the
                                                     year ended December 31,
                                                     1989, p. 66

       (4)     (i)   Agency Agreement and            Form 10-K, filed
                     Limited Power of Attorney       March 19, 1997, for the

  Reg. S-K
  Item 601

    Exhibit
   Table No.        Document                        Reference Source
   ---------        --------                        ----------------
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

              (e)   Performance Guarantee by        Form 10-K filed
                    Jefferson-Pilot Corporation     March 31, 1998, for the
                                                    year ended December 31,
                                                    1997, pp. 76-83

      (27)          Financial Data Schedule

(b)   Reports on Form 8-K

      No Reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

                            HAMPSHIRE FUNDING, INC.

                       STATEMENTS OF FINANCIAL CONDITION

                                                                       SEPTEMBER  30       DECEMBER 31
                                                                           1998               1997
                                                                   --------------------------------------
ASSETS
Cash and cash equivalents                                                   $2,056,401         $  297,934
Accounts receivable from customers                                              19,234             37,715
                                                                   --------------------------------------
Total current assets                                                         2,075,635            335,649

Accrued interest receivable                                                  1,371,813          1,525,023
Due and deferred from the sale of collateral notes portfolio                 3,459,834          2,789,198
Deferred asset                                                                 277,427            329,000
                                                                   --------------------------------------

Total assets                                                                $7,184,709         $4,978,870
                                                                   ======================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
  Due to affiliates                                                         $3,189,733         $1,694,196
  Due to investors                                                             287,966
  Accrued expenses and other liabilities                                       109,226            258,116
                                                                   --------------------------------------

Total liabilities                                                            3,586,925          1,952,312
                                                                   --------------------------------------

Stockholder's equity:
  Common stock, par value $1 per share; authorized
   100,000 shares; issued and outstanding 50,000 shares                         50,000             50,000
  Additional paid-in capital                                                   789,811            789,811
  Retained earnings                                                          2,757,973          2,186,747
                                                                   --------------------------------------
Total stockholder's equity                                                   3,597,784          3,026,558
                                                                   --------------------------------------

Total liabilities and stockholder's equity                                  $7,184,709         $4,978,870
                                                                   ======================================

                            HAMPSHIRE FUNDING, INC.

                              STATEMENTS OF INCOME

                                                                          NINE MONTHS ENDING SEPTEMBER 30,
                                                                              1998                1997
                                                                     --------------------------------------
Revenues:
  Interest on collateral notes receivable                                    $        0          $3,539,767
  Securitization fees                                                         1,130,231                   0
  Program participant fees                                                      326,617             330,729
  Interest on investments                                                        72,181              63,766
                                                                     --------------------------------------
                                                                              1,529,029           3,934,262

Operating expenses:
  Interest on loan agreements                                                         0           2,252,595
  General and administrative                                                    650,220             922,505
                                                                     --------------------------------------
                                                                                650,220           3,175,100
                                                                     --------------------------------------

Income before income taxes                                                      878,809             759,162

Income tax expense                                                              307,583             265,706
                                                                     --------------------------------------

Net income                                                                   $  571,226          $  493,456
                                                                     ======================================


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

                            HAMPSHIRE FUNDING, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                                NINE MONTHS ENDING SEPTEMBER 30,
                                                    1998                1997
                                                --------------------------------
Common stock:
 Balance, beginning and end of period           $   50,000         $    50,000

Additional paid-in capital:
 Balance, beginning of period                      789,811             550,000
 Contributed paid-in capital                             0                   0
                                                --------------------------------
 Balance, end of period                            789,811             550,000
                                                --------------------------------

Retained earnings:
 Balance, beginning of period                    2,186,747           1,589,123
 Net income                                        571,226             493,456
                                                --------------------------------
 Balance end of period                           2,757,973           2,082,579
                                                --------------------------------

Total stockholder's equity                      $3,597,784         $ 2,682,579
                                                ================================

                            HAMPSHIRE FUNDING, INC.

                           STATEMENTS OF CASH FLOWS



                                                                          NINE MONTHS ENDING SEPTEMBER 30,
                                                                             1998                  1997
                                                                   -------------------------------------------
OPERATING ACTIVITIES
Net income                                                                  $    571,226          $    493,456
Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
     Decrease in accounts receivable from customers                               18,481                 2,808
     (Decrease) in accrued expenses and other liabilities                       (148,890)              (54,449)
     Increase (decrease) in due to affiliates                                  1,495,537              (257,609)
     Net (originations) paydowns of collateral notes receivable                 (670,636)           (2,891,335)
     Decrease (increase) in accrued interest receivable                          153,210               (26,478)
     Decrease in deferred asset                                                   51,573
     Increase in prepaid interest and interest accrued  on loan
        agreements                                                                                     338,387
     Increase in amounts due to investors                                        287,966
                                                                   -------------------------------------------
Net cash used by operating activities                                          1,758,467            (2,395,220)

FINANCING ACTIVITIES

Proceeds from non-affiliated loan agreement                                                         93,700,000
Principal payments on non-affiliated
  loan agreements                                                                                  (92,000,000)
                                                                   -------------------------------------------
Net cash used (provided) by financing activities                                       0             1,700,000
                                                                   -------------------------------------------

Increase (decrease) in cash and cash equivalents                               1,758,467              (695,220)

Cash and cash equivalents at beginning of year                                   297,934             1,557,210
                                                                   -------------------------------------------

Cash and cash equivalents at end of period                                  $  2,056,401          $    861,990
                                                                   ===========================================

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Hampshire Funding, Inc.
                           -----------------------

                           Registrant



                           \\John A. Weston\\


Date:  November  2, 1998
------------------------
                           John A. Weston
                           Treasurer, Principal Financial and Accounting Officer