Form 10-K
period 1998-12-31
HAMPSHIRE FUNDING INC
filed 1999-04-01
CIK 205422

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

 X       Annual report pursuant to Section 13 or 15(d) of the Securities
--- Exchange Act of 1934 [fee required] For the fiscal year ended December 31, 1998

         Transition report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934 [no fee required]
         For the transition period from                   to                   .
                                        -----------------    ------------------

         Commission file number 2-79192 .

                             HAMPSHIRE FUNDING, INC.
             (Exact name of registrant as specified in its charter)

        NEW HAMPSHIRE                                           02-0277842
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

ONE GRANITE PLACE, CONCORD, NEW HAMPSHIRE                         03301
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
                                                             YES   X      NO
                                                                  ---     --

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. NONE

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of March 30, 1999: 50,000 shares, all of which are owned by Jefferson-Pilot Corporation.

                       DOCUMENTS INCORPORATED BY REFERENCE

NONE

The total number of pages, including exhibits, is 33, and the exhibit index appears on pages 27 through 28.

                                     PART I

Item 1 - Description of Business

(a)      General Development of Business

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

         On December 30, 1997, the Company sold its investment in its subsidiary, Hampshire Syndications, Inc., (wholly owned since October 9, 1986), to Jefferson-Pilot Investments, Inc. Hampshire Syndication's net worth at December 30, 1997 was $239,811. The transaction was accounted for as a reorganization of entities under common control.

         Effective December 31, 1997, the Company's outstanding stock was sold to Jefferson-Pilot Corporation. As a result, the Company became a wholly-owned subsidiary of Jefferson-Pilot Corporation.

         The Company, in affiliation with Jefferson Pilot Financial Insurance Company (formerly Chubb Life), Jefferson Pilot Life America Insurance Company (formerly Colonial) (collectively "Insurance Companies") and Jefferson Pilot Securities Corporation (the "Broker-Dealer"), a member of the National Association of Securities Dealers, Inc. ("NASD"), has primarily been engaged in the offering and administration of programs which coordinate the acquisition of mutual fund shares and life or health insurance (the "Programs"). The Programs were intended, in part, to augment the sales activities of the Broker-Dealer and the Insurance Companies.

         Effective March 31, 1998, the Company discontinued offering its Programs for sale. The Company will, however, continue to service all existing Programs until their stated maturity or termination dates.

(b)      Financial Information About Industry Segments

         Revenues, operating profit and loss, and identifiable assets for the three years ended December 31, 1998, are included in Item 6 - Selected Financial Data and Item 8 - Financial Statements and Supplementary Data.

(c)      Narrative Description of Business

         The Company administers Programs which involve initial and periodic cash purchases of mutual fund shares. Under the Programs, purchasers of a Program ("Participants") make initial and periodic purchases of mutual fund shares for cash with automatic reinvestment of all distributions. Participants obtain insurance coverage through a series of insurance premium loans offered by the Company. Loans to Participants are secured by Participants' initial and periodic purchases of mutual fund shares. The mutual fund shares are registered in the Company's name as Custodian for Participants and are pledged under a Receivables Purchase Agreement.

         The objective of a Program is the utilization of the appreciation, if any, in the value of the mutual fund shares and the reinvestment of dividends or capital gains distributions thereon to aid in offsetting the principal and accumulated interest on the loans.

                                    2 of 34

         As noted, the Company discontinued offering Programs for sale but will continue to administer all programs until their stated maturity or termination dates.

         Historically, the Programs were offered for sale by those agents of the Insurance Companies who qualify as registered representatives, through the Broker-Dealer, under the regulations of the NASD.

         Revenues derived from Participant Programs include interest income on securities, loan interest and Program fees. For the years ended December 31, 1998, 1997 and 1996 such revenues were as follows:

                                      1998            1997             1996
                                      ----            ----             ----
         Interest income on
          Securities                $582,261       $   76,139       $   50,807
         Interest on Loans                 0        4,776,636        4,412,729
         Program Fees                413,726          426,758          484,906

         Regulation

         The Company filed its final Registration Statement under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on April 16, 1997. The Company is also subject to supervision by the Commissioners of Securities of the jurisdictions in which the Company has sold the Programs.

         Although the Company no longer offers its Programs for sale, its existing Programs are authorized to use insurance policies offered by the Insurance Companies. Insurance available for purchase in connection with a Program may vary from state to state, depending on whether Jefferson Pilot Financial Insurance Company (Jefferson Pilot Financial) or Jefferson Pilot LifeAmerica Insurance Company (Jefferson Pilot LifeAmerica) is licensed to sell insurance in a particular jurisdiction, and whether a jurisdiction in which one of the Insurance Companies is licensed has approved the sale of a particular insurance product.

         Historically, each Insurance Company offered several types of policies within the Program. The Insurance Companies are subject to the regulations of the insurance department of each state in which they are licensed to do business. In addition, Jefferson Pilot Financial, through Jefferson Pilot Financial Separate Account A, offer for sale a variable universal life insurance policy, which is subject to regulation by the Securities and Exchange Commission. Policies, including the variable universal life insurance product, issued under the Program may not be identical in each state or jurisdiction. Regulations that determine the types of policies and their provisions may differ in each state. As a result, the Insurance Companies have internal procedures designed to ensure that only approved policies are issued in each state.

         The insurance agents who sold the Company's Programs are subject to the oversight and regulation of the insurance department of each jurisdiction where they are licensed. In addition, only those agents who are registered representatives of the Broker-Dealer sold Programs; thus the insurance agents are also subject to supervision and regulation of the NASD and securities department of each jurisdiction where they are licensed.

         Dependence Upon a Single or a Few Customers

         Given the Company's decision to discontinue the sale of its programs, the dependence upon a single or few customers is not applicable. Historically, the Company was not dependent upon a single or few customers.

         Competition

         Competition is no longer a factor since the Company no longer offers Programs for sale. Historically the Company faced limited competition in the sale of Programs, as the number of companies offering plans similar to the Programs was quite small. Historically, a large number of companies offered programs combining the purchase of insurance and mutual fund shares; however, in recent years the number of companies has reduced dramatically.

                                    3 of 34

         Employees

         The Company has no paid employees. Jefferson Pilot Service Corporation (the "Service Company"), a wholly-owned subsidiary of Jefferson-Pilot Corporation, is a management service company organized and operated to provide employee and office services, as well as certain operating assets, to the Company and its affiliates. The Service Company employs all of the personnel who perform business functions for the Company. The Service Company believes that its relationship with employees is good.

(d)      Financial Information About Foreign and Domestic Operations and Export
         Sales

         All sales and operations of the Company are conducted within the United States.

Item 2 - Properties

The Company does not own or lease any real property. The Company occupies a portion of the home office of Jefferson Pilot Financial located at One Granite Place, Concord, New Hampshire. The use by the Company of such facilities and the equipment and furnishings owned by the Service Company, Jefferson Pilot Financial, or any of the other Insurance Companies is subject to a pro-rata allocation of expenses.

Item 3 - Legal Proceedings

The Company may become involved from time to time with legal proceedings arising out of the ordinary course of its business. For the year ended December 31, 1998, the Company was not involved in any material legal proceedings.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of 1998 to a vote of security holders.


                                    4 of 34

                                     PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters

(a)      Holders

         Not publicly traded.

(b)      Market Information

         1 (See Item 12, Security Ownership of Certain Beneficial Owners and Management.)

(c)      Dividends

         The Company has not authorized or paid any dividends since inception. There are no restrictions presently known on the Company's ability to pay dividends except for general New Hampshire corporate laws relating to earnings.

Item 6 - Selected Financial Data

Selected Statement of Operations
  Data:  Year Ended December 31,         1998               1997               1996              1995               1994
                                         ----               ----               ----              ----               ----

  Total Revenue                       $ 1,335,073       $ 5,279,533        $ 4,948,442       $ 4,423,807        $ 3,586,281
                                      ===========       ===========        ===========       ===========        ===========

  Net Income                          $   780,583       $   597,624        $   308,341       $   224,639        $   494,699
                                      ===========       ===========        ===========       ===========        ===========

  Dividends Per Common Share          $      --         $      --          $      --         $      --          $      --
                                      ===========       ===========        ===========       ===========        ===========

Selected Balance Sheet Data:
  December 31,                           1998               1997               1996              1995               1994
                                         ----               ----               ----              ----               ----

  Total Assets(1)                     $ 5,861,387       $ 4,978,870        $54,549,392       $47,185,445        $42,069,058
                                      ===========       ===========        ===========       ===========        ===========

  Loans Payable(2)                    $         0       $         0        $50,851,618       $43,899,673        $38,889,535
                                      ===========       ===========        ===========       ===========        ===========

(1) On December 31, 1997, the Company sold its aggregate collateral notes receivable of $55,783,965. The Company received proceeds of $52,994,767 and retained a subordinated interest and servicing rights in the assets transferred aggregating $2,789,198. As of December 31, 1998 the Company's subordinated interest and servicing rights in the assets transferred was $4,301,000. (See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.)

(2) Proceeds from the sale of collateral notes receivables were used to extinguish the Company's outstanding debt under its Revolving Credit Agreement with SunTrust Bank of Atlanta, Georgia (see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.)


                                    5 of 34

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company administers investment programs (the "Programs") which coordinate the acquisition of mutual fund shares and insurance over a period of ten years. Under the Programs, Participants purchase life and health insurance from affiliated Insurance Companies. and finance the premiums through a series of loans secured by mutual fund shares. Upon issuance of a policy by an Insurance Company, the Company makes a loan to the Participant in an amount equal to the selected premium mode. As each premium becomes due, if not paid in cash, a new loan equal to the next premium and administrative fee is made and added to the Participant's account indebtedness ("Account Indebtedness"). Thus, interest, as well as principal, is borrowed and mutual fund shares are pledged as collateral. Each loan made by the Company must initially be secured by mutual fund shares which have a value of at least 250% of the loan, except for the initial premium loan of Programs using certain no-load funds, where the collateral requirement is 1800%. In addition, the aggregate value of all mutual fund shares pledged as collateral must be at least 150% of the Participant's total Account Indebtedness. If the value of the shares pledged to the Company declines below 130% of the Account Indebtedness, the Company will terminate the Programs and liquidate shares sufficient to repay the indebtedness.

Effective March 31, 1998, the Company discontinued the sale of Programs. The Company, however, will continue to make premium loans to current Participants and administer all Programs until their stated maturity or termination dates.

On December 31, 1997, the Company entered into a Receivables Purchase Agreement (the Agreement) with Preferred Receivables Funding Corporation (PREFCO), a wholly-owned subsidiary of First National Bank of Chicago (the Bank).

The Agreement provides for the initial and periodic purchase of the Company's collateral loans receivable by PREFCO or other investors (for which the Bank serves as agent) up to $60,000,000. On June 30, 1998, the Agreement was amended to extend the termination date to June 29, 1999. The Company anticipates the termination date will be extended under the provisions of the Agreement. PREFCO finances purchases of the Company's collateral loans receivables through the issuance of commercial paper.

As of December 31, 1998, the Company has sold aggregate loans of $55,177,199 and has retained a subordinated interest and servicing rights in the assets transferred aggregating $4,301,000. The cash flows related to the repayment of loans is first used to satisfy all principal and variable interest rate obligations due to PREFCO, investors or the Bank. The retained interest represents the fair value of the Company's future cash flows and obligations that it will receive after all investor obligations are met. The fair value of the Company's retained interest and servicing rights at December 31, 1997 was $2,789,198.

The Company is responsible for servicing, managing and collecting all receivables and loan repayments, monitoring the underlying collateral and reporting all activity to the Bank for which it receives an annual service fee (collected monthly in arrears) calculated as 2% of outstanding receivables. During 1998, the Company received $1,028,796 in service fees.

As servicing agent for the loans sold, the Company collected loan prepayments of $15,810,374 during 1998 which were paid to PREFCO (one month in arrears) to satisfy principal and variable interest obligation due. The Company originated new loans of $9,983,843 during 1998 which were sold to PREFCO.

The Agreement includes a Performance Guarantee by Jefferson-Pilot Corporation that the Company will service the receivables sold and administer all aspects of the Programs in accordance with the terms and conditions of the Agreement. The Performance Guarantee contains restrictions on the debt of the Guarantor and the collateral value monitored by the Company.

Proceeds from the original sale of the receivables were used by the Company to extinguish its outstanding debt under its Revolving Credit Agreement with SunTrust Bank of Atlanta, Georgia. Following the repayment of all principal and interest, on December 31, 1997 the Company's Revolving Credit Agreement with SunTrust was terminated.

From October 23, 1996 through December 30, 1997 the Company's funds for financing the Programs were obtained through this Revolving Credit Agreement with SunTrust Bank of Atlanta, Georgia ("SunTrust"). The Company entered into this Revolving Credit Agreement on October 23, 1996 which provided for advances up to $60,000,000. The Revolving Credit Agreement with SunTrust replaced the Company's loan agreements with its affiliates. As all advances



                                    6 of 34
under affiliated loan agreements became due during October and November of 1996, the Company borrowed amounts under the Revolving Credit Agreement with SunTrust and paid affiliates the outstanding principal and interest. At December 31, 1997 and during the year ended December 31, 1996, the Company had no loans outstanding to affiliates.

During 1998, the Company entered into an intercompany loan agreement with Jefferson-Pilot Corporation whereby it may borrow funds for working capital needs at short-term interest rates. At December 31, 1998, the Company had borrowed $1,200,000.

The continuance of the Program is dependent upon the Company's ability to arrange for the sale of collateral notes receivable or provide for the financing of insurance premiums for Participants. Prior to the Company's Agreement with PREFCO, such financing was provided by its Revolving Credit Agreement with SunTrust and affiliated loan agreements. The Company expects that it will be able to continue to sell its collateral notes receivables or arrange for other financing for the foreseeable future.

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

The Company's liabilities include amounts due to affiliates for expense reimbursements to the Service Company and other working capital needs.

The Service Company, a wholly-owned subsidiary of Jefferson-Pilot Corporation, is a management service company which provides employee services and office facilities to the Company and its affiliates under a Service Agreement. The Company pays the Service Company a monthly fee in accordance with mutually agreed upon cost allocation methods which the Companies believe reflect a proportional allocation of common expenses and are commensurate for the performance of the applicable duties.

Working capital in 1998 was provided by servicing fees from collateral loans sold, loans from Jefferson-Pilot Corporation and interest earned on investments. Working capital in 1996 and 1995 was provided by Participants' loan repayments, administrative fees for the placement and maintenance of Programs and interest earned on investments.

Results of Operations

The Company concluded the year ended December 31, 1998 with net income of $780,583 as compared to net income of $597,624 in 1997 and $308,341 in 1996.

Total revenues through December 31, 1998 were $995,987 versus $5,279,533 in 1997 and $4,948,442 in 1996. The decline in revenue resulted from the sale of the Company's collateral loans on December 31, 1997 and throughout 1998. The Company no longer earns interest on collateral loans sold to investors. Beginning in 1998, the Company's revenues are derived from income on its retained interest in the loans transferred to investors. ("Securitization Fees"). The average interest rate charged to each Participant's outstanding loan balance has remained at 8.95% for the prior three years. Participant's accrued collateral loan interest is capitalized and therefore, became part of the loans sold to investors during 1998.

Likewise, the Company's operating expenses declined in 1998 as compared to 1997 and 1996, due to the elimination of collateral loan interest expense. As a result of the sale of its collateral loans, the Company no longer requires a loan agreement to finance Participant outstanding loans receivable. Interest expense for the year ended December 31, 1998 was $19,969 as compared to $3,046,441 in 1997 and $2,957,224 in 1996. The Company's average cost of financing Participants' loans in 1997 and 1996 was 5.88% and 6.40%, respectively.

The Company receives fee income for continuing to service sold receivables. The Company capitalizes the present value of expected servicing fee income in excess of the related cost of servicing over the estimated life of the sold receivables. Prior to it Purchase Receivable Agreement, the Company's cost to service its collateral loans receivable was included in General and administrative.

                                    7 of 34

Program fees include placement, administrative and termination fees as well as charges for special services. For the years ended December 31, 1998, 1997 and 1996 the number of Programs administered by the Company were 4,819, 5,545 and 6,131, respectively.

In the future, the Company may realize a gain or loss on the securitization of future collateral notes receivable which may impact future earnings.

Year 2000 Conversion

The Company recognizes the need to ensure that its operations will not be adversely impacted by the Year 2000 systems failures. Year 2000 issues arise because some computer software and hardware (systems) were designed to handle only a two digit year, not a four digit year. By using two digits, they could fail or make miscalculations due to the inability to distinguish between dates in the 1900' and in the 2000's.

In order to minimize the impact of the year 2000 on the Company, Jefferson-Pilot Corporation developed a centralized oversight and project management process to facilitate the planning and conversion of all information systems on behalf of the Company and its affiliates. The scope of the project includes an assessment of the Company's material systems currently in place, modification, testing and implementation of such systems as required, inquiry to third-party providers with whom the Company has material business relationships as to the state of their readiness, and the development of a contingency plan in the event that material Year 2000 issues arise.

The Company has completed its assessment and modifications of its material administrative systems to handle the Year 2000. The underlying software, which includes file structures, on-line access screen formats and the data access methods for the Company's systems were rewritten, tested, certified and implemented during 1998. The cost of rewriting, testing, certifying and implementing these systems was $80,115.

The Company has completed the strategy phase of its PC and Lan Systems and is executing the assessment, remediation and certification phases concurrently. All the Company's key business partners have responded to the Company's inquiries, indication that they are on schedule for Year 2000 compliance. The Company is currently testing data transmissions from its key business partners and the results are being analyzed.

The target date for completing all remaining phases is September 30, 1999. Although management does not anticipate a material effect on its business operations as a result of the Year 2000 computer systems issues, the Company is in the process of developing a contingency plan in the event that material Year 2000 issues arise in the Company or third-party computer systems.


                                    8 of 34

Item 8 - Financial Statements and Supplementary Data

The financial statements included herein are listed in the following index.

                                            INDEX TO FINANCIAL STATEMENTS

                                                                                    Page References
                                                                                    ---------------
Report of Independent Auditors                                                             10
Statements of Financial Condition at December 31, 1998 and 1997                            11
Statements of Income for each of the three years in the period                             12
 ended December 31, 1998
Statements of Changes in Stockholder's Equity for each of the three years                  13
    in the period ended December 31, 1998
Statements of Cash Flows for the each of the three years in the period                     14
    ended December 31, 1998
Notes to Financial Statements                                                              15

All schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, and the notes thereto.


                                    9 of 34

                         Report of Independent Auditors

The Board of Directors
Hampshire Funding, Inc. and Subsidiary

We have audited the accompanying statements of financial condition of Hampshire Funding, Inc. as of December 31, 1998 and 1997, and the related statements of income, changes in stockholder's equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hampshire Funding, Inc. at December 31, 1998 and 1998, and the results of its operations, changes in stockholder's equity and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                               Ernst & Young LLP

Boston, Massachusetts
March 24, 1999


                                    10 of 34

                             Hampshire Funding, Inc.

                        Statements of Financial Condition

                                                                                   December 31
                                                                              1998             1997
                                                                       -----------------------------------
Assets
Cash and cash equivalents                                                 $ 1,284,375      $  297,934
Accounts receivable from customers                                             13,187          37,715
                                                                       -----------------------------------
Total current assets                                                        1,297,562         335,649

Accrued interest receivable                                                 1,525,023
Interests retained from loan sales                                          4,301,000       2,789,198
Deferred asset                                                                262,825         329,000
                                                                       -----------------------------------

Total assets                                                              $ 5,861,387      $4,978,870
                                                                       ===================================

Liabilities and stockholder's equity
Liabilities:
   Due to affiliates                                                        2,325,058      $1,694,196
   Accrued expenses and other liabilities                                     155,373         258,116
                                                                       -----------------------------------
     Total liabilities                                                      2,480,431       1,952,312
                                                                       -----------------------------------

Stockholder's equity:
   Common stock, par value $1 per share; authorized
      100,000 shares; issued and outstanding 50,000 shares                     50,000          50,000
   Additional paid-in capital                                                 789,811         789,811
   Accumulated other comprehensive loss                                      (426,185)
   Retained earnings                                                        2,967,330       2,186,747
                                                                       -----------------------------------
Total stockholder's equity                                                  3,380,956       3,026,558
                                                                       -----------------------------------

Total liabilities and stockholder's equity                                $ 5,861,387      $4,978,870
                                                                       ===================================

See accompanying notes.


                                    11 of 34

                             Hampshire Funding, Inc.

                              Statements of Income

                                                                     Years ended December 31
                                                             1998              1997             1996
                                                       -----------------------------------------------------
Revenues:
   Interest income on securities                         $    582,261            76,139           50,807
   Interest on collateral notes receivable                                 $  4,776,636     $  4,412,729
   Realized gain on sale of collateral loans                  339,086
   Program participant fees                                   413,726           426,758          484,906
                                                       -----------------------------------------------------
                                                            1,335,073         5,279,533        4,948,442

Operating expenses:
   Interest on loan agreements                                 19,969         3,046,441        2,957,224
   General and administrative                                                 1,215,059        1,464,569
                                                       -----------------------------------------------------
                                                               19,969         4,261,500        4,421,793
                                                       -----------------------------------------------------

Income before federal income tax                            1,315,104         1,018,033          526,649

Income tax expense                                            534,521           420,409          218,308
                                                       -----------------------------------------------------

Net income                                               $    780,583      $    597,624     $    308,341
                                                       =====================================================

See accompanying notes.


                                    12 of 34

                             Hampshire Funding, Inc.

                  Statements of Changes in Stockholder's Equity

                          Year Ended December 31, 1998

                                                                                                  Accumulated
                                                                                                     Other
                                                          Additional                             Comprehensive           Total
                                         Common             Paid-in           Retained              Income           Stockholder's
                                         Stock              Capital           Earnings              (Loss)               Equity
                                     ---------------    ----------------   ----------------    ------------------   ----------------
Balance at January 1, 1996            $  50,000           $   550,000        $1,280,782          $      --            $1,880,782
                                                                                                                      ==========

Comprehensive income
   Net Income                                                                   308,341                                  308,341
                                      ---------           -----------        ----------          -----------          ----------
Balance at December 31, 1996             50,000               550,000         1,589,123                 --             2,189,123
                                                                                                                      ==========

Contributed paid-in capital                                   239,811                                                    239,811
Comprehensive income
   Net Income
Balance at December 31, 1997            597,624               597,624
                                      ---------           -----------        ----------          -----------          ----------
                                         50,000               789,811         2,186,747                 --             3,026,558

Comprehensive income
   Net income                                                                   780,583                                  780,583
   Unrealized loss on securities
   available for sale, net of tax
   of $291,841                                                                                      (426,185)           (426,185)
                                                                                                                      ----------
Comprehensive income                                                                                                     354,398
                                      ---------           -----------        ----------          -----------          ----------

Balance at December 31, 1998          $  50,000           $   789,811        $2,967,330             (426,185)         $3,380,956
                                      =========           ===========        ==========          ===========          ==========

See accompanying notes.

                                    13 of 34

                                              Hampshire Funding, Inc.

                                             Statements of Cash Flows

                                                                           Years ended December 31
                                                                1998                1997                1996
                                                         ------------------------------------------------------------
Operating activities
Net income                                               $     780,583        $     597,624        $    308,341
Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
     Gain on sale                                             (339,086)
     Decrease (increase) in accounts receivable from
       customers                                                                    (24,800)             13,878
     Net change in other liabilities and assets                 55,257              137,643            (142,759)
     Change in due to affiliates                              (277,296)             306,018             258,677
     Net originations of collateral
       notes receivable                                                          (4,169,889)         (5,762,032)
     Decrease (increase) in accrued interest receivable                            (159,832)           (157,338)
     Decrease (increase) in deferred asset                      66,175             (329,000)
     (Decrease) increase in prepaid interest and
       interest accrued on loan agreements                                         (351,618)            651,945
                                                         ------------------------------------------------------
Net cash used by operating activities                          285,633           (3,993,854)         (4,829,288)

Financing activities
Contributed paid-in capital                                                         239,811
Proceeds from sale of collateral notes receivable            9,484,651           52,994,767
Loans originated                                            (9,983,843)
Proceeds from non-affiliated loan agreement                                     128,575,000          50,500,000
Principal payments on non-affiliated
   loan agreements                                                             (179,075,000)
Proceeds from affiliated loan agreements                     1,200,000                               86,500,000
Principal payments on affiliated loan agreements                                                   (130,700,000)
                                                         ------------------------------------------------------
Net cash used by financing activities                          700,808            2,734,578           6,300,000
                                                         ------------------------------------------------------

Increase (decrease) in cash and cash equivalents               986,441           (1,259,276)          1,470,712

Cash and cash equivalents at beginning of year                 297,934            1,557,210              86,498
                                                         ------------------------------------------------------

Cash and cash equivalents at end of year                 $   1,284,375        $     297,934        $  1,557,210
                                                         ======================================================

See accompanying notes.

                                    14 of 34

                             Hampshire Funding, Inc.

                          Notes to Financial Statements

                                December 31, 1998

1.  Organization and Nature of Business

Incorporated in 1969, Hampshire Funding, Inc. (the Company) administers programs that coordinate the acquisition of mutual fund shares and insurance (Programs). Under the Programs, insurance premiums are paid by Participants through a series of loans from the Company and secured by Participant's ownership of mutual fund shares. The objective of a Program is the utilization of the appreciation, if any, in the value of the mutual fund shares and the reinvestment of dividends or capital gain distributions thereon to aid in offsetting the principal and accumulated interest on the loans. All Programs are ten years in length and no payments are due until Programs are terminated or mature.

Effective March 31, 1998 the Company discontinued the sale of these Programs. The Company continues, however, to extend premium loans to current Participants and administer Programs until their stated maturity or termination date.

On December 30, 1997, the Company sold its investment in its wholly-owned subsidiary, Hampshire Syndications, Inc. to Jefferson-Pilot Investments, Inc. Hampshire Syndication's net worth at December 30, 1997 was $239,811. The transaction has been accounted for as a reorganization of entities under common control.

On December 31, 1997, 100% of the Company's outstanding stock was sold by Jefferson Pilot Life Insurance Company (formerly Chubb Life Insurance Company) to Jefferson-Pilot Corporation.

Chubb Life Insurance Company of America (Chubb Life) and its subsidiaries were acquired by Jefferson-Pilot Corporation from The Chubb Corporation, effective April 30, 1997. As a wholly owned subsidiary of Chubb Life, the Company was included in the acquisition. The fair market value of the Company was determined to be its book value.

Affiliates of the Company include Jefferson Pilot Financial Insurance Company (Jefferson Pilot Financial), Jefferson Pilot Life America Insurance Company, and Jefferson Pilot Service Corporation (JP Service). Other affiliates of the Company include Jefferson Pilot Investment Advisory Corporation, and Jefferson Pilot Securities Corporation, are also 100% owned by Jefferson-Pilot Corporation.

The Company administers Programs whereby Participants obtain life insurance coverage solely from Jefferson Pilot Financial and Jefferson Pilot LifeAmerica. Under the Programs, insurance premiums are paid by Participants through a series of loans from the Company. Loans to Participants are secured by Participant's ownership in mutual fund shares. Loans to Participants were partially funded with proceeds from loan agreements with affiliates during 1996.

The fair value of a Participant's pledged mutual fund shares must exceed 150% of the total loan balance plus accrued interest (Participant's Total Account Indebtedness). If the value of the shares pledged declines below 130% of the Participant's Total Account Indebtedness, the Company will terminate the Program and liquidate shares sufficient to repay the Indebtedness.

                                    15 of 34

2.  Summary of Significant Accounting Policies

General

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

Program Loan Sales

Pursuant to a receivables purchase agreement, the Company sells the Participants' Total Account indebtedness (Loans Receivable) to a third-party bank sponsored commercial paper conduit. In connection with these sales, the Company retains interests in the securitized assets that serve to absorb losses related to the sold receivables and enhance credit to the third-party conduit. Such retained interests include: (a) 5% of all Loans Receivable sold, which includes capitalized interest (residual principal); (b) the excess of the weighted average interest on the Loans Receivable securitized over the interest rate on the commercial paper sold (interest-only strips receivable); and (c) compensation for servicing the securitized assets on behalf of the purchaser.

Interest income on residual principal, interest-only strips receivable and servicing assets is earned over time based on the outstanding balance of serviced assets. The Company receives servicing fees monthly. Repayments of residual principal and interest only strips will be received after full amortization of the assets sold to third-parties.

Gains or losses for each qualifying sale of receivables are determined by allocating the carrying value of the receivables sold between the portion sold and the interests retained, based on their relative fair values. The Company estimates the fair value of retained interests based on the present value of future cash flows expected from the sold receivables, under management's best estimates of key assumptions - credit losses, prepayment speeds, forward yield curves and discount rates commensurate with the risks involved. The Company estimates that credit losses associated with sold receivables will not be material, as the loans are more than 100% secured by mutual fund shares. The interest rate paid to the third party purchaser represents commercial paper rates plus a margin of 2.25% (6.24% and 7.91% at December 31, 1998 and 1997, respectively). The Company estimates that 15% of Programs will terminate early (11% at December 31, 1997). As of December 31, 1998 and 1997, the Company has estimated that a 17% discount rate is commensurate with the duration and risks embedded in the particular assets retained from its loan sales.

Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (Statement No. 130), Reporting Comprehensive Income. Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components.

Statement No. 130 requires unrealized gains or losses on the Company's available-for-sale securities, previously required to be reported as a separate component of stockholder's equity, to be included in other comprehensive income and the disclosure of total comprehensive income. Statement No. 130 also requires that other comprehensive income items and comprehensive income be displayed separately in the financial statements.

Transactions with Affiliates

On October 23, 1996, the Company entered into a revolving credit agreement with SunTrust Bank (a non-affiliate), replacing its loan agreements with affiliates. During the year ended December 31, 1997 and on December 31, 1996, the Company had no loans outstanding to affiliates.

                                    16 of 34

In 1998, the Company entered into an intercompany loan agreement with Jefferson-Pilot Corporation whereby the Company may borrow funds for working capital needs at short-term interest rates. At December 31, 1998 the Company has borrowed $1,200,000 which is included in amount due to affiliates. Interest paid to affiliates, on its loan agreements was $19,969 in 1998.

The Programs, and most mutual fund shares offered in conjunction with the Programs, are sold through Jefferson Pilot Securities, a registered broker-dealer.

Substantially all general and administrative expenses are allocated to the Company by JP Service in accordance with mutually agreed upon cost allocation methods that the Company and JP Service believe reflect a proportional allocation of common expenses and which are commensurate for the performance of the applicable duties.

On December 30, 1997, the Company sold its investment in its wholly-owned subsidiary, Hampshire Syndications, Inc. to Jefferson-Pilot Investments, Inc.

Recognition of Revenues

Interest on assets retained from loan sales and administrative fees charged to Participants for establishing and maintaining Programs are recognized as revenue when earned.

Cash Equivalents

Cash equivalents include short-term corporate notes carried at cost which approximates market value.

Reclassifications

Certain amounts in the financial statements for prior years have been reclassified to conform with the 1998 presentation.

3.  Sale of Collateral Notes Receivable Portfolio

On December 31, 1997, the Company entered into a Receivables Purchase Agreement (the Agreement) with Preferred Receivables Funding Corporation (PREFCO), wholly owned subsidiary of First National Bank of Chicago (the Bank).

The Agreement provides for the initial and periodic purchase of the Company's collateral loans receivable by PREFCO or other investors (for which the Bank serves as agent) up to $60,000,000. On June 30, 1998, the Agreement was amended to extend the termination date to June 29, 1999. The Company anticipates the termination date will be extended under the provisions of the Agreement. PREFCO finances purchases of the Company's collateral loans receivables through the issuance of commercial paper.

The Company sold aggregate loans of $55,783,965 on December 31, 1997. The Company received proceeds of $52,994,767 and retained a subordinated interest and servicing rights in the assets transferred aggregating $2,789,198. The cash flows related to the repayment of loans are used first to satisfy all principal and variable interest rate obligations due to PREFCO, investors or the Bank. The retained interest represents the fair value of the Company's estimated future net cash flows that it will receive after all investor obligations are met. The fair value of the Company's retained interest and servicing rights was determined by discounting estimated cash flows from the assets.

During 1998, The Company originated additional loans of $9,983,843 which were sold to PREFCO. The Company received proceeds of $9,484,651 representing a 95% undivided interest in the loans. At December 31, 1998, the outstanding balance of loans sold by the Company under the Agreement was $55,177,199.



                                    17 of 34

The fair value of the Company's retained interest and servicing rights at December 31, 1998 was $4,301,000 compared to $2,789,198 at December 31, 1997.

The Company is responsible for servicing, managing and collecting all receivables, monitoring the underlying collateral and reporting all activity to the Bank, for which it receives an annual service fee (collected monthly in arrears) calculated as 2% of outstanding receivables. The Company received fees of $1,028,796 for services provided during 1998 compared to actual servicing costs of $692,038. In addition to servicing fees, the Company earns other fee income from transactions affecting the purchase of collateral notes receivable.

Proceeds from the original sale of the receivables on December 31, 1997, were used by the Company to extinguish its outstanding debt with SunTrust Bank of Atlanta, Georgia. Following the repayment of all principal and interest, on December 31, 1997 the Company's Revolving Credit Agreement with SunTrust was terminated.

During the years ended December 31, 1998 and 1997, the Company capitalized $1,507,942 and $1,365,191 respectively, of interest receivable into the balance of collateral notes receivable prior to the sale of such receivables.

4.  Interest Retained from Receivable Sales, net

The Company has retained the following interests from sales of its loans. All amounts except capitalized servicing rights are shown at the lower of amortized initial fair value or fair value at the balance sheet date.

                                                                           December 31
                                                                  1998                     1997
                                                        ------------------------- ------------------------
Residual principal (includes capitalized interest)            $ 1,478,335               $   781,449
Interest-only strips receivable                                 2,433,132                 1,689,004
Capitalized servicing rights, net                                 389,533                   318,745
                                                        ========================= ========================
                                                              $ 4,301,000               $ 2,789,198
                                                        ========================= ========================

Residual principal represents a 5% undivided interest in the receivables and capitalized interest sold by the Company at the time of each sale. As the sold principal is fully amortized prior to amortization of the retained principal, the Company's undivided interest may not represent 5% of the total outstanding receivables subsequent to the date of each sale.

Interest only strips receivable represent the Company's right to interest in excess of the sum paid to the counter-party.

The Company receives fee income for continuing to service sold receivables. Under Statement of Financial Accounting Standards No. 125 (Statement No. 125), Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities, the Company is allowed to capitalize the present value of expected servicing fee income in excess of the related cost of servicing over the estimated life of the sold receivables (net servicing income). To the extent that net servicing income varies from management's estimates, the servicing asset may amortize faster or slower than anticipated. The Company assesses the carrying value of its servicing asset annually using anticipated future cash flows associated with the asset. The asset will be written-down to the extent that estimated fair value is less than carrying value at the balance sheet date. No adjustment is recorded for fair values which exceed carrying values at the balance sheet date.

All of the above interests retained are subordinated to the payment of principal and interest to the bank-sponsored commercial paper conduit, and are initially recorded at their respective fair values. In accordance with the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies interests retained (other than capitalized servicing rights) as available-for-sale securities. As a result, unrealized gain and unrealized losses deemed to be other-than-temporary are included in comprehensive income as a separate part of stockholders equity.



                                    18 of 34

Subsequent to initial recognition, capitalized servicing rights are carried at the lower of amortized initial fair value or current fair value, as the Company is required to assess the carrying value only for impairment or additional obligation.

No adjustment for impairment or additional obligation was recorded by the Company during the fiscal years ended December 31, 1998 and 1997.

The amortized cost and estimated fair value of the Company's interests retained at December 31, 1998 and 1997 other than capitalized servicing rights, are shown below. Expected maturities may differ from contractual maturities as the Programs underlying the securities may be terminated prior to contractual maturity.

                                                                        December 31, 1998
                                         ---------------------------------------------------------------------------------
                                                                  Unrealized
                                                                    Losses,              Unrealized           Fair Market
                                               Cost                  gross              Gains, gross             Value
                                       -------------------- --------------------- -------------------- --------------------
Residual principal certificates due
   five years through ten years             $ 1,206,957              271,378                                $ 1,478,335

Interest only strip receivables due
   five years through ten years             $ 1,986,483              446,649                                $ 2,433,132
                                       ==================== ===================== ==================== ====================
                                              3,193,440              718,027                                $ 3,911,467
                                       ==================== ===================== ==================== ====================

                                                                        December 31, 1997
                                         ---------------------------------------------------------------------------------
                                                                  Unrealized
                                                                    Losses,              Unrealized           Fair Market
                                               Cost                  gross              Gains, gross             Value
                                       -------------------- --------------------- -------------------- --------------------
Residual principal certificates due
   five years through ten years             $   781,449                                                     $    781,449

Interest only strip receivables due
   five years through ten years             $ 1,689,000                                                     $  1,689,004
                                       ==================== ===================== ==================== ====================
                                            $ 2,470,453                                                     $  2,470,453
                                       ==================== ===================== ==================== ====================

5.  Income Taxes

The operations of the Company are included in the consolidated federal income tax return of Jefferson-Pilot Corporation. Federal income tax is allocated by Jefferson-Pilot Corporation as if the Company filed a separate income tax return. Deferred tax assets and liabilities are recognized for the expected future tax effects attributable to temporary differences between the financial reporting and tax bases of assets and liabilities, based on enacted tax rates and other provisions of tax law. Federal income taxes have been provided at the statutory rate of 35% in 1998, 1997 and 1996.

The Company made income tax payments of $561,956, $328,106, and $134,982, in 1998, 1997 and 1996, respectively.

The Company independently files state income tax returns and pays state income taxes to the states in which it operates. State income taxes paid for 1998, 1997 and 1996 were $113,100, $98,611, and $51,496, respectively.



                                    19 of 34

Significant components of income tax expense for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                       1998              1997             1996
                                       ----              ----             ----
  Current:
     Federal                            421,421           295,813           166,812
     State                              113,100            90,710            41,496
                                      --------------------------------------------
           Total                        534,521           386,523           218,308

  Deferred:
     Federal                                  0            27,654                 0
     State                                    0             6,232                 0
                                      --------------------------------------------
  Total                                       0            33,886                 0

  Income tax expense from
     continuing operations           $  534,521        $  420,409        $  218,308

Included in due to affiliates are deferred tax assets of $291,841 as of December 31, 1998 and deferred tax liabilities of $27,011 as of December 31, 1997 and deferred tax asset of $6,875 as of December 31, 1996.

6.  Deferred Compensation and other Postretirement Benefits

Substantially all employees of the Company participated in a noncontributory defined benefit pension plan, a contributory defined contribution retirement plan, and postretirement life insurance and health care plans of Jefferson-Pilot Corporation. The Pension and Retirement Plans for the Employees' of Jefferson-Pilot Corporation are funded through group annuity contracts with Jefferson Pilot Life Insurance Company and provide benefits based on annual compensation and years of service. Accumulated plan benefits, plan net assets and net periodic pension costs by component for the Company is not determinable.

7.  Option and Incentive Plans

Substantially all of the Company's employees are eligible to participate in stock ownership and incentive plans of Jefferson-Pilot Corporation. The Company's proportionate share of costs related to these stock ownership and incentive plans has been included in General and Administrative.

8.  Loan Agreements

On December 31, 1997, the Company terminated its Revolving Loan Agreement with a non-affiliate, SunTrust Bank of Atlanta, Georgia ("SunTrust"). This revolving loan agreement, effective October 23, 1996, provided loan arrangements for advances up to $60,000,000. Prior to October 23,1996, the Company had loan agreements with its affiliates. These loan agreements with affiliates were terminated in 1996.

The interest rate on advances made under the SunTrust loan agreement were variable and based on short-term interest rates. During 1997, the Company had borrowed $52,200,000 under the agreement at rates that ranged from 5.65% to 6.15%. At December 31, 1996, the Company had borrowed $50,500,000 under the same agreement at rates ranging from 5.65% to 5.78%. The interest rates on amounts borrowed from affiliates during 1996 ranged from 5.05% to 8.95%. Maturities on affiliated borrowings during 1996 ranged from 30 to 180 days.

Interest paid, including prepayments, on affiliated and non-affiliated loan agreements was $3,398,059, and $2,305,279 in 1997, and 1996 respectively.



                                    20 of 34

9.  Year 2000 Assessment (unaudited)

The Company recognizes the need to ensure that its operations will not be adversely impacted by the Year 2000 systems failures. Year 2000 issues arise because some computer software and hardware (systems) were designed to handle only a two digit year, not a four digit year. By using two digits, they could fail or make miscalculations due to the inability to distinguish between dates in the 1900' and in the 2000's.

In order to minimize the impact of the year 2000 on the Company, Jefferson-Pilot Corporation developed a centralized oversight and project management process to facilitate the planning and conversion of all information systems on behalf of the Company and its affiliates. The scope of the project includes an assessment of the Company's material systems currently in place, modification, testing and implementation of such systems as required, inquiry to third-party providers with whom the Company has material business relationships as to the state of their readiness, and the development of a contingency plan in the event that material Year 2000 issues arise.

The Company has completed its assessment and modifications of its material administrative systems to handle the Year 2000. The underlying software, which includes file structures, on-line access screen formats and the data access methods for the Company's systems were rewritten, tested, certified and implemented during 1998. The cost of rewriting, testing, certifying and implementing these systems was $80,115.

The Company has completed the strategy phase of its PC and Lan Systems and is executing the assessment, remediation and certification phases concurrently. All the Company's key business partners have responded to the Company's inquiries, indicating that they are on schedule for Year 2000 compliance. The Company is currently testing data transmissions from its key business partners and the results are being analyzed.

The target date for completing all remaining phases is September 30, 1999. Although management does not anticipate a material effect on its business operations as a result of the Year 2000 computer systems issues, the Company is in the process of developing a contingency plan in the event that material Year 2000 issues arise in the Company or third-party computer systems.


                                    21 of 34

Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable

                                    PART III

Item 10 - Directors and Executive Officers of the Registrant

The following sets forth information relating to Directors and Executive Officers of the Company as of December 31, 1998.

         Name(1)                               Age           Position(2)
         -------                               ---           -----------
         Ronald R. Angarella                    40           President, Chairman and Director
         Dennis R. Glass                        49           Director
         E. J. Yelton                           59           Director
         John A. Weston                         39           Treasurer
         Russell C. Simpson                     43           Vice President and Chief Financial Officer
         Charles C. Cornelio                    39           Vice President
         Carol R. Hardiman                      44           Vice President, Administration
         Shari J. Lease                         44           Secretary
         Robert A. Reed                         56           Vice President and Assistant Secretary

Ronald R. Angarella was elected President and Chairman of the Company and Broker Dealer in October 1995. Mr. Angarella was elected Senior Vice President of Jefferson Pilot Financial and Vice Chairman of the Broker-Dealer in November 1994. Mr. Angarella served as Vice President, Staff Management of Jefferson Pilot Financial from September 1992 to November 1994, and Assistant Vice President, Staff Management of Jefferson Pilot Financial from February 1992 to September 1992. From March 1990 to February 1992 he served as Assistant Vice President, Marketing of the Broker-Dealer.

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

John A. Weston was elected Treasurer of the Company and the Broker-Dealer in August 1988. His principal occupation since April of 1995 has been as Assistant Vice President of Jefferson Pilot Financial until his election as Vice President of Jefferson Pilot Financial in February 1999. He was elected Treasurer of Jefferson Pilot Variable Fund, Inc. in April 1992, and Treasurer of Jefferson Pilot Investment Advisory Corporation in May 1992. From July 1989 to April 1995 Mr. Weston was Mutual Fund Accounting Officer for Jefferson Pilot Financial.

Russell C. Simpson was elected Chief Financial Officer of the Company in December 1997. Mr. Simpson serves as Vice President and Treasurer of Jefferson Pilot Financial. He has served as Vice President since September 1990 and was elected Treasurer in December 1994. From April 1988 to September 1990 Mr. Simpson served as Assistant Vice President of Tax and Financial Reporting for Jefferson Pilot Financial.


                                    22 of 34

Charles C. Cornelio was elected Vice President of the Company in May 1997. From May 1993 to May 1997 he was Vice President, General Counsel and Secretary. Mr. Cornelio's principal occupation since May 1997 has been Executive Vice President of Jefferson Pilot Financial and Senior Vice President of Jefferson-Pilot Corporation. From September 1996 to May 1997 he was Executive Vice President and Chief Administrative Officer. From December 1994 to September 1996 he served as Senior Vice President and Chief Administrator for Jefferson Pilot Financial. From March 1992 to December 1994 he served as Vice President, Counsel and Assistant Secretary for Jefferson Pilot Financial. He also serves as Executive Vice President - Operations of Jefferson Pilot LifeAmerica and as Vice President, General Counsel to Jefferson Pilot Variable Fund, Inc.

Carol R. Hardiman was elected Vice President, Administration of the Company and the Broker-Dealer in June 1989. From October 1987 to May 1989, she was Assistant Vice President of the Company and the Broker-Dealer.

Shari J. Lease was elected Secretary of the Company and Assistant Secretary of the Broker-Dealer in December 1994. Her principal occupation since February 1998 has been as Vice President and Counsel of Jefferson Pilot Financial. Ms. Lease served as Assistant Vice President and Counsel of Jefferson Pilot Financial from April 1995 to February 1998. Ms. Lease was elected Secretary of Jefferson Pilot Variable Fund, Inc. in April 1992. She served as Associate Counsel of Jefferson Pilot Financial from April 1994 to April 1995, Assistant Counsel of Jefferson Pilot Financial from October 1990 to April 1994 and Assistant Secretary of Jefferson Pilot Variable Fund, Inc. from July 1991 to April 1992.

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

----------
(1) There are no family relationships existing between or among any of the above-listed Directors or Executive Officers.

(2) The term of office of each of the foregoing Directors and Executive Officers extends until the annual meetings of the shareholders and Board of Directors or until removed by the Board of Directors.


                                    23 of 34

                             Hampshire Funding, Inc.
                                One Granite Place
                          Concord, New Hampshire 03301

                               Board of Directors
                                December 31, 1998

--------------------------------------------------------------------------------
Ronald R. Angarella
22 Pepin Drive
Bow, NH  03304

Dennis R. Glass
#3 Lockridge Court.
Greensboro, NC 27408

E. J. Yelton
304 St. Lauren Drive
Greensboro, NC  27410


                                    24 of 34

                             Hampshire Funding, Inc.
                                One Granite Place
                          Concord, New Hampshire 03301

                                    Officers
                                December 31, 1998

--------------------------------------------------------------------------------
President                                             Ronald R. Angarella
                                                      22 Pepin Drive
                                                      Bow, NH  03304

Vice President, Assistant Secretary                   Robert A. Reed
                                                      P. O. Box 21008
                                                      Greensboro, NC  27420

Vice President, Administration                        Carol R. Hardiman
                                                      1 Paradise Road
                                                      Chichester, NH  03234

Vice President                                        Charles C. Cornelio
                                                      1802 Regents Park Lane
                                                      Greensboro, NC 27455

Vice President and Chief Financial Officer            Russell C. Simpson
                                                      6002 Early Trail
                                                      Greensboro, NC 27358

Assistant Vice President, Compliance                  W. Thomas Boulter
                                                      3 Middlebury Street
                                                      Concord, NH  03301

Secretary                                             Shari J. Lease
                                                      37 N. Curtisville Road
                                                      Concord, NH  03301

Treasurer                                             John A. Weston
                                                      15 Merrimack Street
                                                      Concord, NH  03301

Vice President, Marketing                             David K. Booth
                                                      303 Main Street
                                                      Hopkinton, NH  03229

Assistant Treasurer                                   Donna Wilbur
                                                      21 Dwinell Drive
                                                      Concord, NH 03301

Investment Operations Officer                         Michael F. Murray
                                                      6 Morgan Drive
                                                      Bow, NH 03304


                                    25 of 34

Item 11 - Executive Compensation

(a)      General

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

Item 12 - Security Ownership of Certain Beneficial Owners and Management

(a)      Security Ownership of Certain Beneficial Owners

         The table below sets forth ownership of the Company's issued and outstanding common stock as of March 30, 1998.

         Title of          Name and Address                     Amount and Nature of                Percent of
          Class           of Beneficial Owner                   Beneficial Ownership                   Class
          -----           -------------------                   --------------------                   -----
         Common           Jefferson-Pilot Corporation          50,000 shares of record                  100
                          100 N. Greene Street
                          Greensboro, NC  27401

(b)      Security Ownership of Management
         None.

Item 13 - Certain Relationships and Related Transactions

(a)      Transactions With Management and Others

         The Company, has an agreement with the Service Company whereby the Service Company provides service and joint operations. In addition, the Company utilizes furniture, equipment and fixtures owned by one or more of the Insurance Companies. The Company pays the Service Company a fee, determined in accordance with mutually agreed upon cost allocation methods, which the Companies believe reflect a proportional allocation of common costs and are commensurate for the performance of the applicable duties.

         Prior to October 23, 1996, the Company's funds for financing the Programs were obtained through Loan Agreements and Company-Lender Agreements (together the "Agreements") with affiliated Insurance Companies.

         On October 23, 1996, the Company paid all outstanding principal and interest owed to affiliates. At December 31, 1996 and during 1997, and 1998 the Company had no loans outstanding to affiliates.

         The Company has an intercompany loan agreement with Jefferson-Pilot Corporation, whereby it may borrow money at short-term interest rates. At December 31, 1998 the Company has $1,200,000 of loans outstanding.

         On December 30, 1997, the Company sold its investment in its wholly-owned subsidiary, Hampshire Syndications, Inc. to Jefferson-Pilot Investments, Inc.

(b)      Certain Business Relationships

         See Item 10, Directors and Executive Officers of the Registrant.


                                    26 of 34

                                     PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8K

(a)      Documents filed as a part of this Report.

         1. The following consolidated financial statements of Hampshire Funding, Inc. are included in Item 8:

                  (i)      Report of Independent Auditors

                  (ii) Statements of Financial Condition as of December 31, 1998 and 1997

                  (iii) Statements of Income for each of the three years in the period ended December 31, 1998.

                  (iv) Statements of Changes in Stockholder's Equity for each of the three years in the period ended December 31, 1998.

                  (v) Statements of Cash Flows for each of the three years in the period ended December 31, 1998.

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
                                                                                   28-46


                                    27 of 34

                  Exhibit
                  Table No.                       Document                         Reference Source
                  ---------                       --------                         ----------------
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

                                      (d)  Receivables Purchase Agreement Form
                                           10-K, filed among the Company,
                                           Investors, March 30, 1998, for the
                                           year Preferred Receivables Funding
                                           ended December 31, 1997, pp
                                           Corporation and First National 27-75
                                           Bank of Chicago dated
                                           December 31, 1997

                                      (e)  Performance Guarantee by                Form 10-K, filed
                                           Jefferson-Pilot Corporation             March 30, 1998, for the year
                                                                                   ended December 31, 1997, pp
                                                                                   76-83

                      (ii)            Filed by enclosure.

                  Reg S-K
                  Item 601

                      (10)            (a)  Amendment No. 1 to the Receivables      pp. 31-33
                                           Receivables Purchase Agreement
                                           among the Company, Investors, Preferred
                                           Receivables Funding Corporation and
                                           First National Bank of Chicago dated
                                           June 29, 1998

                                    28 of 34

                      (27)                 Financial Data Schedule                 p.  34

                  (b) Reports on Form 8-K

                      The Company did not file Reports on Form 8-K during the last quarter of the period covered by this report.


                                    29 of 34

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:    March 30, 1999                           HAMPSHIRE FUNDING, INC.

                                            By:  /s/  RONALD R. ANGARELLA
                                                 -------------------------

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

                Name                                           Title                                    Date
                ----                                           -----                                    ----

/s/ RONALD R. ANGARELLA                             President and Director                       March 30, 1999
------------------------------------
    Ronald R. Angarella

/s/ DENNIS R. GLASS                                 Director                                     March 30, 1999
------------------------------------
    Dennis R. Glass

/s/ E. JAY YELTON                                   Director                                     March 30, 1999
------------------------------------
    E. Jay Yelton

/s/ JOHN A. WESTON                                  Treasurer                                    March 30, 1999
------------------------------------
    John A. Weston

/s/ RUSSELL C. SIMPSON                              Vice President and                           March 30, 1999
------------------------------------                Chief Financial Officer
    Russell C. Simpson


                                    30 of 34