Form 10-Q
period 1999-03-31
HAMPSHIRE FUNDING INC
filed 1999-05-14
CIK 205422

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

  X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
 ---  Exchange Act of 1934
      For the quarterly period ended March 31, 1999

      Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934 [no fee required]
      For the transition period from __________ to __________.

      Commission file number 2-79192.

                             HAMPSHIRE FUNDING, INC.
             (Exact name of registrant as specified in its charter)


          NEW HAMPSHIRE                                    02-0277842
 -------------------------------                       -------------------
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

ONE GRANITE PLACE, CONCORD, NEW HAMPSHIRE                     03301
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

                   The exhibit index appears on pages 4 and 5

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements. See pages 6 through 9.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company administers investment programs (the "Programs") which coordinate the acquisition of mutual fund shares and insurance over a period of ten years. Under the Programs, Participants purchase life and health insurance from affiliated Insurance Companie. and finance the premiums through a series of loans secured by mutual fund shares. Upon issuance of a policy by an Insurance Company, the Company makes a loan to the Participant in an amount equal to the selected premium mode. As each premium becomes due, if not paid in cash, a new loan equal to the next premium and administrative fee is made and added to the Participant's account indebtedness ("Account Indebtedness"). Thus, interest, as well as principal, is borrowed and mutual fund shares are pledged as collateral. Each loan made by the Company must initially be secured by mutual fund shares which have a value of at least 250% of the loan, except for the initial premium loan of Programs using certain no-load funds, where the collateral requirement is 1800%. In addition, the aggregate value of all mutual fund shares pledged as collateral must be at least 150% of the Participant's total Account Indebtedness. If the value of the shares pledged to the Company declines below 130% of the Account Indebtedness, the Company will terminate the Programs and liquidate shares sufficient to repay the indebtedness.

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

Pursuant to the Agreement, the Company sells the Participants' Total Account indebtedness (Loans Receivable) to PREFCO a third-party bank sponsored commercial paper conduit. In connection with these sales, the Company retains interest in the securitized assets that serve to absorb losses related to the sold receivables and enhance credit to the third-party conduit. Such retained interests include: (a) 5% of all Loans Receivable sold, which includes capitalized interest (residual principal); (b) the excess of the weighted average interest on the Loans Receivable securitized over the interest rate on the commercial paper sold (interest-only strips receivable); and (c) compensation for servicing the securitzed assets on behalf of the purchaser.

Interest income on residual principal, interest-only strips receivable and servicing assets is earned over time based on the outstanding balance of serviced assets. The Company receives servicing fees monthly for managing and collecting all receivables and loan repayments and monitoring the underlying collateral. The fee is calculated as 2% of outstanding receivables. Repayments of residual principal and interest only strips will be received after full amortization of the assets sold to third-parties.

Gains or losses for each qualifying sale of receivables are determined by allocating the carrying value of the receivables sold between the portion sold and the interests retained, based on their relative fair values. The Company estimates the fair value of retained interests based on the present value of future cash flows expected from the sold receivables, under management's best estimates of key assumptions credit losses, prepayment speeds, forward yield, curves and discount rates commensurate with the risks involved. The Company estimates that credit losses associated with sold receivables will not be material, as the loans are more than 100% secured by mutual fund shares. The interest rate paid to the third-party purchaser represents commercial paper rates (4.88% and 5.58% at March 31, 1999 and 1998, respectively) plus a margin of 2.25%. The Company estimates that 15% of Programs will terminate early. The Company has estimated that a 17% discount rate is commensurate with the duration and risks embedded in the particular assets retained from its loan sales.

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

As of March 31, 1999, the Company has sold aggregate loans of $54,634,096 and has retained a subordinated interest and servicing rights in the assets transferred aggregating $4,428,272. The cash flows related to the repayment of loans is first used to satisfy all principal and variable interest rate obligations due to PREFCO, investors or the Bank. The retained interest represents the fair value of the Company's future cash flows and obligations that it will receive after all investor obligations are met.

As servicing agent for the loans sold, the Company collected loan prepayments of $4,229,027 during the first quarter of 1999 which were paid to PREFCO (one month in arrears) to satisfy principal and variable interest obligation due. The Company originated new loans of $2,880,891 during the first quarter of 1999 which were sold to PREFCO.

The Agreement includes a Performance Guarantee by Jefferson-Pilot Corporation that the Company will service the receivables sold and administer all aspects of the Programs in accordance with the terms and conditions of the Agreement. The Performance Guarantee contains restrictions on the debt of the Guarantor and the collateral value monitored by the Company.

During 1998, the Company entered into an intercompany loan agreement with Jefferson-Pilot Corporation whereby it may borrow funds for working capital needs at short-term interest rates. At March 31, 1999, the Company had borrowed $1,200,000.

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

The Company's liabilities include amounts due to affiliates for expense reimbursements and other working capital needs.

Jefferson Pilot Life Insurance Company, a wholly-owned subsidiary of Jefferson-Pilot Corporation, provides employee services and office facilities to the Company and its affiliates under a Service Agreement. The Company pays its affiliate a monthly fee in accordance with mutually agreed upon cost allocation methods which the Companies believe reflect a proportional allocation of common expenses and are commensurate for the performance of the applicable duties.

Working capital was provided by servicing fees from collateral loans sold, and interest earned on investments during the first quarter of 1999 and 1998.

Results of Operations

The Company concluded the three months ended March 31, 1999 with net income of $220,873 as compared to net income of $190,663 for the same period in 1998.

Total revenues through March 31, 1999 were $360,125 versus $519,666 in the same period in 1998. The Company's revenues are derived from income on its retained interest in the loans transferred to investors ("Interest on Securities"), gain on the sale of collateral loans and program fees. The average interest rate charged to each Participant's outstanding loan balance has remained at 8.95%.

The Company receives fee income for continuing to service sold receivables. The Company capitalizes the present value of expected servicing fee income in excess of the related cost of servicing over the estimated life of the sold receivables. For the first quarter of 1997 the Company's cost to service its collateral loans receivable was included in General and administrative.

Program fees include placement, administrative and termination fees as well as charges for special services. For the quarter ended March 31, 1999 and 1998 the number of Programs administered by the Company were 4,574 and 5,284, respectively.

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

The target date for completing all remaining phases is September 30, 1999. Although management does not anticipate a material effect on its business operations as a result of the Year 2000 computer systems issues, the Company is in the process of developing a contingency plan in the event that material Year 2000 issues arise in the Company or third-party computer systems..

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings - Not Applicable

Item 2 - Changes in securities - Not Applicable

Item 3 - Defaults upon senior securities  - Not Applicable

Item 4 - Submission of matters to vote of security holders - Not Applicable

Item 5 - Other Information  - None


Item 6 - Exhibits and Reports on Form 8-K.

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

           (22)           Subsidiaries of The Registrant       Form 10-K, filed
                                                               March 15, 1990, for the
                                                               year ended December 31,
                                                               1989, p. 66

           (4)      (i)   Agency Agreement and                 Form 10-K, filed
                          Limited Power of Attorney            March 19, 1997, for the
                                                               year ended December 31,
                                                               1996, pp. 24-26


                    (ii)  Change in Participant in             Form 10-K filed
                          Program                              March 19, 1997, for the
                                                               year ended December 31,
                                                               1996, pp. 27-28

                    (iii) Disclosure Statement                 Form 10-K filed
                                                               March 19, 1997, for the
                                                               year ended December 31,
                                                               1996, p. 29

           (10)     (a)   Revolving Credit Agreement           Form 10-K filed
                          between the Companyand               March 19, 1997, for the
                          SunTrust Bank, dated                 year ended December 31,
                          October 23, 1996                     1996, pp. 30-44

                    (b)   Revolving Credit Note                Form 10-K filed
                          between the Company and              March 19, 1997, for the
                          SunTrust Bank, dated                 year ended December 31,
                          October 23, 1996                     1996, pp. 45-46

         Exhibit
         Table No.        Document                             Reference Source
         ---------        --------                             ----------------
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

                    (e)   Performance Guarantee by             Form 10-K filed
                          Jefferson-Pilot Corporation          March 31, 1998, for the
                                                               year ended December 31,
                                                               1997, pp. 76-83

                    (f)   Amendment No. 1 to the               pp. 31 - 33
                          Receivables Purchase Agreement
                          among the Company, Investors,
                          Preferred Receivables Funding
                          Preferred Receivables Funding
                          Corporation and First National
                          Bank of Chicago dated June 29, 1998

           (27)           Financial Data Schedule

         (b)  Reports on Form 8-K

              No Reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.

                             Hampshire Funding, Inc.

                        Statements of Financial Condition

                                                  March 31      December 31
                                                    1999            1998
                                                 --------------------------
Assets
Cash and cash equivalents                        $2,515,619      $1,284,375
Accounts receivable from customers                   21,316          13,187
                                                 --------------------------
Total current assets                              2,536,935       1,297,562

Interests retained from loan sales                4,428,272       4,301,000
Deferred asset                                      248,224         262,825
                                                 --------------------------

Total assets                                     $7,213,431      $5,861,387
                                                 ==========================

Liabilities and stockholder's equity
Liabilities:
  Due to affiliates                              $2,459,465      $2,325,058
  Accrued expenses and other liabilities          1,221,393         155,373
                                                 --------------------------


Total liabilities                                 3,680,858       2,480,431
                                                 --------------------------

Stockholder's equity:
  Common stock, par value $1 per share; authorized
    100,000 shares; issued and outstanding           50,000          50,000
    50,000 shares
  Additional paid-in capital                        789,811         789,811
  Accumulated other comprehensive loss             (495,441)       (426,185)
  Retained earnings                               3,188,203       2,967,330
                                                 --------------------------
Total stockholder's equity                        3,532,573       3,380,956
                                                 --------------------------
Total liabilities and stockholder's equity       $7,213,431      $5,861,387
                                                 ==========================

                             Hampshire Funding, Inc.

                              Statements of Income

                                                 Three months ending March 31,
                                                     1999          1998
                                                  -----------------------
Revenues:
  Interest income on securities                   $ 128,501     $ 396,666
  Realized gain on sale of collateral loans         137,966             0
  Program participant fees                           93,658       123,000
                                                  -----------------------
                                                    360,125       519,666

Operating expenses:
  Interest on affiliated loan agreements             10,465             0
  General and administrative                              0       226,338
                                                  -----------------------
                                                     10,465       226,338
                                                  -----------------------

Income before income taxes                          349,660       293,328

Income tax expense                                  128,787       102,665
                                                  -----------------------

Net income                                        $ 220,873     $ 190,663
                                                 ========================

                             Hampshire Funding, Inc.

                  Statements of Changes in Stockholder's Equity

                   Three months ending March 31, 1998 and 1999

                                                                     Accumulated
                                                                        Other
                                           Additional               Comprehensive      Total
                                Common      Paid-in      Retained       Income      Stockholder's
                                Stock       Capital      Earnings       (Loss)        Equity
                              ---------     --------    ----------     --------     ----------
Balance at December 31, 1997     50,000      789,811     2,186,747                   3,026,558

Comprehensive income
  Net income                                               190,663                     190,663
                              ---------     --------    ----------     --------     ----------

Balance at March 31, 1998     $  50,000     $789,811    $2,377,410                  $3,217,221
                              =========     ========    ==========     ========     ==========

Balance at December 31, 1998     50,000      789,811     2,967,330     (426,185)     3,380,956

Comprehensive income
  Net income                                               220,873                     220,873
  Unrealized loss on
  securities available
  for sale, net of tax                                                  (69,256)       (69,256)
  of $37,291                  ---------     --------    ----------     --------     ----------

Balance at March 31, 1999     $  50,000     $789,811    $3,188,203     (495,441)    $3,532,573
                              =========     ========    ==========     ========     ==========

                             Hampshire Funding, Inc.

                            Statements of Cash Flows

                                                     Three months ending March 31,
                                                          1999              1998
                                                     -----------------------------
Operating activities
Net income                                            $  220,873        $  190,663
Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
   Gain on sale                                         (137,966)
   (Increase) decrease in accounts receivable
     from customers                                       (8,129)           14,718
   Net change in other liabilities                     1,151,503         1,606,316
   Change in due to affiliates                           134,407           968,391
   Net originations of collateral notes
     receivable                                                           (326,887)
   Decrease in accrued interest receivable                                 174,335
   Decrease in deferred asset                             14,601            14,955
                                                     -----------------------------
Net cash used by operating activities                  1,375,289         2,642,491

Financing activities

Proceeds from sale of collateral notes
     receivable                                        2,736,846
Loans originated                                      (2,880,891)
Proceeds from affiliated loan agreements                       0
                                                     -----------------------------
Net cash used (provided) by financing activities        (144,045)
                                                     -----------------------------

Increase (decrease) in cash and cash equivalents       1,231,244         2,642,491

Cash and cash equivalents at beginning of year         1,284,375           297,934
                                                     -----------------------------

Cash and cash equivalents at end of period           $ 2,515,619       $ 2,940,425
                                                     =============================

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           Hampshire Funding, Inc.
                           -----------------------
                           Registrant



                           \\John A. Weston\\


Date:  May 14, 1999
                           John A. Weston
                           Treasurer, Principal Financial and Accounting Officer