Form 10-Q
period 1999-06-30
HAMPSHIRE FUNDING INC
filed 1999-08-11
CIK 205422

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

 X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934
         For the quarterly period ended June 30, 1999
                                        -------------

         Transition report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934 [no fee required]
         For the transition period from              to             .
                                         -----------    -----------

         Commission file number 2-79192.
                                -------

                             HAMPSHIRE FUNDING, INC.
      ---------------------------------------------------------------------
                      (Exact name of registrant as specified in its charter)

   NEW HAMPSHIRE                                       02-0277842
-------------------------------------           -----------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                  Identification No.)

   ONE GRANITE PLACE, CONCORD, NEW HAMPSHIRE             03301
-----------------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code (603) 226-5000
                                                   -----------------


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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of June 30, 1999: 50,000 shares, all of which are owned by Jefferson-Pilot Corporation.

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

Gains or losses for each qualifying sale of receivables are determined by allocating the carrying value of the receivables sold between the portion sold and the interests retained, based on their relative fair values. The Company estimates the fair value of retained interests based on the present value of future cash flows expected from the sold receivables, under management's best estimates of key assumptions - credit losses, prepayment speeds, forward yield, curves and discount rates commensurate with the risks involved. The Company estimates that credit losses associated with sold receivables will not be material, as the loans are more than 100% secured by mutual fund shares. The interest rate paid to the third-party purchaser represents commercial paper rates (4.91% and 5.55% at June 30, 1999 and 1998, respectively) plus a margin of 2.25%. The Company estimates that 15% of Programs will terminate early. The Company has estimated that a 17% discount rate is commensurate with the duration and risks embedded in the particular assets retained from its loan sales.

The Agreement provides for the initial and periodic purchase of the Company's collateral loans receivable by PREFCO or other investors (for which the Bank serves as agent) up to $55,000,000. On June 29, 1999, the Agreement was amended to extend the termination date to June 27, 2000. The Company anticipates the termination date will be extended under the provisions of the Agreement. PREFCO finances purchases of the Company's collateral loans receivables through the issuance of commercial paper.

As of June 30, 1999, the Company has sold aggregate loans of $54,232,991 and has retained a subordinated interest and servicing rights in the assets transferred aggregating $4,507,942. The cash flows related to the repayment of loans is first used to satisfy all principal and variable interest rate obligations due to PREFCO, investors or the Bank. The retained interest represents the fair value of the Company's future cash flows and obligations that it will receive after all investor obligations are met.

As servicing agent for the loans sold, the Company collected loan prepayments of $7,995,936 during the first six months of 1999 which were paid to PREFCO (one month in arrears) to satisfy principal and variable interest obligation due. The Company originated new loans of $5,392,989 during the first six months of 1999 which were sold to PREFCO.

The Agreement includes a Performance Guarantee by Jefferson-Pilot Corporation that the Company will service the receivables sold and administer all aspects of the Programs in accordance with the terms and conditions of the Agreement. The Performance Guarantee contains restrictions on the debt of the Guarantor and the collateral value monitored by the Company.

During 1998, the Company entered into an intercompany loan agreement with Jefferson-Pilot Corporation whereby it may borrow funds for working capital needs at short-term interest rates. At June 30, 1999, the Company had borrowed $1,200,000.

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

RESULTS OF OPERATIONS

The Company concluded the six months ended June 30, 1999 with net income of $488,544 as compared to net income of $378,039 for the same period in 1998.

Total revenues through June 30, 1999 were $796,766 versus $1,039,479 in the same period in 1998. The Company's revenues are derived from income on its retained interest in the loans transferred to investors ("Interest on Securities"), gain on the sale of collateral loans and program fees. The average interest rate charged to each Participant's outstanding loan balance has remained at 8.95%.

The Company receives fee income for continuing to service sold receivables. The Company capitalizes the present value of expected servicing fee income in excess of the related cost of servicing over the estimated life of the sold receivables. For the second quarter ending 1997 the Company's cost to service its collateral loans receivable was included in General and administrative.

Program fees include placement, administrative and termination fees as well as charges for special services. At June 30, 1999 and 1998 the number of Programs administered by the Company were 4,323 and 5,118, respectively.

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

          Reg. S-K
          Item 601



          Exhibit
          Table No.                       Document                         Reference Source
         ----------                       --------                         ----------------

            (1)                     Distribution Agreement             Form 10-K, filed
                                    between the Company and            March 15, 1990, for the
                                    Chubb Securities Corporation       year ended December 31,
                                    dated March 1, 1990                1989,  pp. 23-24

            (3)            (i)      Articles of Incorporation          Form 10-K, filed
                                    of Company                         March 15, 1990, for the
                                                                       year ended December 31,
                                                                       1989, pp. 25-27

                          (ii)      By-Laws of Company                 Form 10-K filed
                                                                       March 15, 1990 for the
                                                                       year ended December 31,
                                                                       1989, pp. 28-46

 (22)                     Subsidiaries of The Registrant               Form 10-K, filed
                                                                       March 15, 1990, for the
                                                                       year ended December 31,
                                                                       1989, p. 66

            (4)           (i)       Agency Agreement and               Form 10-K, filed
                                    Limited Power of Attorney          March 19, 1997, for the



          Reg. S-K
          Item 601



          Exhibit
          Table No.                       Document                         Reference Source
         ----------                       --------                         ----------------

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

           (27)                     Financial Data Schedule

     (b) Reports on Form 8-K

         No Reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

                             HAMPSHIRE FUNDING, INC.

                        STATEMENTS OF FINANCIAL CONDITION

                                                               JUNE 30         DECEMBER 31
                                                                 1999             1998
                                                           --------------------------------
ASSETS
Cash and cash equivalents                                     $  1,906,374     $  1,284,375
Accounts receivable from customers                                   8,393           13,187
                                                           --------------------------------
Total current assets                                             1,914,767        1,297,562

Interests retained from loan sales                               4,507,942        4,301,000
Deferred asset                                                     233,622          262,825
                                                           --------------------------------

Total assets                                                   $ 6,656,331      $ 5,861,387
                                                           --------------------------------
                                                           --------------------------------

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
   Due to affiliates                                          $  2,759,521     $  2,325,058
   Accrued expenses and other liabilities                          260,670          155,373


Total liabilities                                                3,020,191        2,480,431
                                                           --------------------------------
Stockholder's equity:
   Common stock, par value $1 per share; authorized
      100,000 shares; issued and outstanding 50,000 shares          50,000           50,000
   Additional paid-in capital                                      789,811          789,811
   Accumulated other comprehensive loss                           (659,545)        (426,185)
   Retained earnings                                             3,455,874        2,967,330
                                                           --------------------------------
Total stockholder's equity                                       3,636,140        3,380,956
                                                           --------------------------------

Total liabilities and stockholder's equity                    $  6,656,331     $  5,861,387
                                                           --------------------------------
                                                           --------------------------------

                             HAMPSHIRE FUNDING, INC.

                              STATEMENTS OF INCOME

                                                      SIX MONTHS ENDING JUNE 30,
                                                        1999               1998
                                                 --------------------------------------
Revenues:
   Interest income on securities                    $   285,369          $ 805,039
   Realized gain on sale of collateral loans            332,949                  0
   Program participant fees                             178,448            234,440
                                                 --------------------------------------
                                                        796,766          1,039,479

Operating expenses:
   Interest on affiliated loan agreements                25,175                  0
   General and administrative                                 0            457,880
                                                 --------------------------------------
                                                         25,175            457,880
                                                 --------------------------------------

Income before income taxes                              771,591            581,599

Income tax expense                                      283,047            203,560
                                                 --------------------------------------

Net income                                          $   488,544          $ 378,039
                                                 --------------------------------------
                                                 --------------------------------------

                             HAMPSHIRE FUNDING, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                    SIX MONTHS ENDING JUNE 30, 1998 AND 1999

                                                                                                  ACCUMULATED
                                                                                                     OTHER
                                                          ADDITIONAL                             COMPREHENSIVE           TOTAL
                                         COMMON             PAID-IN           RETAINED              INCOME           STOCKHOLDER'S
                                         STOCK              CAPITAL           EARNINGS              (LOSS)               EQUITY
                                    ---------------    ----------------   ----------------    ------------------   -----------------
Balance at December 31, 1997                 50,000            789,811          2,186,747                                3,026,558

Comprehensive income
   Net income                                                                     378,039                                  378,039
                                    ---------------    ----------------   ----------------    ------------------   -----------------

Balance at June 30, 1998               $     50,000       $    789,811       $  2,564,786                             $  3,404,597
                                    ---------------    ----------------   ----------------    ------------------   -----------------
                                    ---------------    ----------------   ----------------    ------------------   -----------------

Balance at December 31, 1998                 50,000            789,811          2,967,330            (426,185)           3,380,956

Comprehensive income
   Net income                                                                     488,544                                  488,544
   Unrealized loss on securities
   available for sale, net of tax
   of $125,655                                                                                       (233,360)            (233,360)
                                    ---------------    ----------------   ----------------    ------------------   -----------------

Balance at June 30, 1999               $     50,000       $    789,811       $  3,455,874            (659,545)        $  3,636,140
                                    ---------------    ----------------   ----------------    ------------------   -----------------
                                    ---------------    ----------------   ----------------    ------------------   -----------------

                             HAMPSHIRE FUNDING, INC.

                            STATEMENTS OF CASH FLOWS

                                                                        SIX MONTHS ENDING JUNE 30,
                                                                         1999               1998
                                                                  ---------------------------------------
OPERATING ACTIVITIES
Net income                                                        $        488,544    $       378,039
Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
     Gain on sale                                                         (332,949)
     Decrease (increase) in accounts receivable from customers               4,794            (47,994)
     Net change in other liabilities                                       267,593            768,671
     Change in due to affiliates                                           434,463            720,144
     Net originations of collateral notes receivable                                         (537,115)
     Decrease in accrued interest receivable                                                  201,262
     Decrease in deferred asset                                             29,203             36,972
                                                                  ---------------------------------------
Net cash used by operating activities                                      891,648          1,519,979

FINANCING ACTIVITIES

Proceeds from sale of collateral notes receivable                        5,123,340
Loans originated                                                        (5,392,989)
Proceeds from affiliated loan agreements                                         0
                                                                  ---------------------------------------
Net cash used (provided) by financing activities                          (269,649)
                                                                  ---------------------------------------

Increase (decrease) in cash and cash equivalents                           621,999          1,519,979

Cash and cash equivalents at beginning of year                           1,284,375            297,934
                                                                  ---------------------------------------

Cash and cash equivalents at end of period                        $      1,906,374    $     1,817,913
                                                                  ---------------------------------------
                                                                  ---------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           HAMPSHIRE FUNDING, INC.

                                           Registrant



                                           \\John A. Weston\\


DATE:  AUGUST 11, 1999
                                           John A. Weston
                                           Treasurer, Principal Financial and
                                           Accounting Officer