Form 10-Q
period 1999-09-30
HAMPSHIRE FUNDING INC
filed 1999-11-12
CIK 205422

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

  X    Quarterly  report  pursuant  to Section  13 or 15(d) of the  Securities
 ---   Exchange Act of 1934 for the quarterly period ended September 30, 1999

 ___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [no fee required]for the transition period from ___________ to ___________.

       Commission file number 2-79192.

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

                             YES   X      NO ___
                                  ---

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of September 30, 1999: 50,000 shares, all of which are owned by Jefferson-Pilot Corporation.

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

Gains or losses for each qualifying sale of receivables are determined by allocating the carrying value of the receivables sold between the portion sold and the interests retained, based on their relative fair values. The Company estimates the fair value of retained interests based on the present value of future cash flows expected from the sold receivables, under management's best estimates of key assumptions - credit losses, prepayment speeds, forward yield curves and discount rates commensurate with the risks involved. The Company estimates that credit losses associated with sold receivables will not be material, as the loans are more than 100% secured by mutual fund shares. The interest rate paid to the third-party purchaser represents commercial paper rates (5.48% and 5.54% at September 30, 1999 and 1998, respectively) plus a margin of 2.25%. The Company estimates that 15% of Programs will terminate early. The Company has estimated that a 17% discount rate is commensurate with the duration and risks embedded in the particular assets retained from its loan sales.

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

As of September 30, 1999, the Company has sold aggregate loans of $54,590,775 and has retained a subordinated interest and servicing rights in the assets transferred aggregating $5,114,108. The cash flows related to the repayment of loans is first used to satisfy all principal and variable interest rate obligations due to PREFCO, investors or the Bank. The retained interest represents the fair value of the Company's future cash flows and obligations that it will receive after all investor obligations are met.

As servicing agent for the loans sold, the Company collected loan prepayments of $10,875,457 during the first nine months of 1999 which were paid to PREFCO (one month in arrears) to satisfy principal and variable interest obligation due. The Company originated new loans of $7,059,370 during the first nine months of 1999 which were sold to PREFCO.

The Agreement includes a Performance Guarantee by Jefferson-Pilot Corporation that the Company will service the receivables sold and administer all aspects of the Programs in accordance with the terms and conditions of the Agreement. The Performance Guarantee contains restrictions on the debt of the Guarantor and the collateral value monitored by the Company.

During 1998, the Company entered into an intercompany loan agreement with Jefferson-Pilot Corporation whereby it may borrow funds for working capital needs at short-term interest rates. At September 30, 1999, the Company had borrowed $1,200,000.

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

Working capital was provided by servicing fees from collateral loans sold and interest earned on investments during the third quarter of 1999 and 1998.

Results of Operations

The Company concluded the nine months ended September 30, 1999 with net income of $771,643 as compared to net income of $571,226 for the same period in 1998.

Total revenues through September 30, 1999 were $1,290,586 versus $1,529,029 in the same period in 1998. The Company's revenues are derived from income on its retained interest in the loans transferred to investors ("Interest on Securities"), gain on the sale of collateral loans and program fees. The average interest rate charged to each Participant's outstanding loan balance has remained at 8.95%.

The Company receives fee income for continuing to service sold receivables. The Company capitalizes the present value of expected servicing fee income in excess of the related cost of servicing over the estimated life of the sold receivables.

Program fees include placement, administrative and termination fees as well as charges for special services. At September 30, 1999 and 1998 the number of Programs administered by the Company were 4,135 and 4,987, respectively.

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

The Company has completed the certification of its PC and Lan Systems. All the Company's key business partners have responded to the Company's inquiries, indicated that they are on schedule for Year 2000 compliance.

All Year 2000 projects have been completed. Although management does not anticipate a material effect on its business operations as a result of the Year 2000 computer systems issues, the Company has developed a contingency plan in the event that material Year 2000 issues arise in the Company or third-party computer systems.

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

         (27)              Financial Data Schedule

      (b) Reports on Form 8-K

         No Reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999.

                             Hampshire Funding, Inc.

                        Statements of Financial Condition

                                                                          September 30      December 31
                                                                              1999             1998
                                                                        -----------------------------------
Assets
Cash and cash equivalents                                                  $  1,477,750     $  1,284,375
Accounts receivable from customers                                                4,563           13,187
                                                                        -----------------------------------
Total current assets                                                          1,482,313        1,297,562

Interests retained from loan sales                                            5,114,108        4,301,000
Deferred asset                                                                  219,021          262,825
                                                                        -----------------------------------

Total assets                                                                $ 6,815,442      $ 5,861,387
                                                                        ===================================

Liabilities and stockholder's equity
Liabilities:
   Due to affiliates                                                       $  2,476,054     $  2,325,058
   Accrued expenses and other liabilities                                       384,073          155,373
                                                                        -----------------------------------


Total liabilities                                                             2,860,127        2,480,431
                                                                        -----------------------------------

Stockholder's equity:
   Common stock, par value $1 per share; authorized
      100,000 shares; issued and outstanding 50,000 shares                       50,000           50,000
   Additional paid-in capital                                                   789,811          789,811
   Accumulated other comprehensive loss                                        (623,469)        (426,185)
   Retained earnings                                                          3,738,973        2,967,330
                                                                        -----------------------------------
Total stockholder's equity                                                    3,955,315        3,380,956
                                                                        -----------------------------------

Total liabilities and stockholder's equity                                 $  6,815,442    $   5,861,387
                                                                        ===================================

                             Hampshire Funding, Inc.

                              Statements of Income

                                                                          Nine months ending September 30,
                                                                               1999               1998
                                                                        --------------------------------------
Revenues:
   Interest income on securities                                           $   677,068        $ 1,202,412
   Realized gain on sale of collateral loans                                   359,505                  0
   Program participant fees                                                    254,013            326,617
                                                                        --------------------------------------
                                                                             1,290,586          1,529,029

Operating expenses:
   Interest on affiliated loan agreements                                       41,088                  0
   General and administrative                                                        0            650,220
                                                                        --------------------------------------
                                                                                41,088            650,220
                                                                        --------------------------------------

 Income before income taxes                                                  1,249,498            878,809

Income tax expense                                                             477,855            307,583
                                                                        --------------------------------------

Net income                                                                 $   771,643       $    571,226
                                                                        ======================================

                             Hampshire Funding, Inc.

                  Statements of Changes in Stockholder's Equity

                 Nine months ending September 30, 1998 and 1999


                                                                                                  Accumulated
                                                                                                     Other
                                                          Additional                             Comprehensive           Total
                                         Common             Paid-in           Retained              Income           Stockholder's
                                         Stock              Capital           Earnings              (Loss)               Equity
                                     ---------------    ----------------   ----------------    ------------------   ----------------
Balance at December 31, 1997                 50,000            789,811          2,186,747                                3,026,558

Comprehensive income
   Net income                                                                     571,226                                  571,226
                                     ---------------    ----------------   ----------------    ------------------   ----------------

Balance at September 30, 1998          $     50,000       $    789,811       $  2,757,973                             $  3,597,784
                                     ===============    ================   ================    ==================   ================

Balance at December 31, 1998                 50,000            789,811          2,967,330            (426,185)           3,380,956

Comprehensive income
   Net income                                                                     771,643                                  771,643
   Unrealized loss on securities
   available for sale, net of tax
   of $106,231                                                                                       (197,284)            (197,284)
                                     ---------------    ----------------   ----------------    ------------------   ----------------

Balance at September 30, 1999          $     50,000       $    789,811       $  3,738,973            (623,469)        $  3,955,315
                                     ===============    ================   ================    ==================   ================

                             Hampshire Funding, Inc.

                            Statements of Cash Flows

                                                                           Nine months ending September 30,
                                                                               1999                 1998
                                                                        ---------------------------------------
Operating activities
Net income                                                                 $     771,643       $    571,226
Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
     Gain on sale                                                               (359,505)
     Decrease in accounts receivable from customers                                8,624             18,481
     Net change in other liabilities                                            (204,807)           139,076
     Change in due to affiliates                                                 257,227          1,495,537
     Net originations of collateral notes receivable                                               (670,636)
     Decrease in accrued interest receivable                                                        153,210
     Decrease in deferred asset                                                   43,804             51,573
                                                                        ---------------------------------------
Net cash used by operating activities                                            516,986          1,758,467

Financing activities

Proceeds from sale of collateral notes receivable                              6,148,615
Loans originated                                                              (6,472,226)
                                                                        ---------------------------------------
Net cash used (provided) by financing activities                                (323,611)
                                                                        ---------------------------------------

Increase in cash and cash equivalents                                            193,375          1,758,467

Cash and cash equivalents at beginning of year                                 1,284,375            297,934
                                                                        ---------------------------------------

Cash and cash equivalents at end of period                                 $   1,477,750       $  2,056,401
                                                                        =======================================

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Hampshire Funding, Inc.
                                      -----------------------
                                      Registrant


                                      /s/John A. Weston


Date:  November 12, 1999
                                      John A. Weston
                                      Treasurer, Principal Financial and
                                      Accounting Officer