Form 10-K
period 1999-12-31
HAMPSHIRE FUNDING INC
filed 2000-03-30
CIK 205422

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)

 X       Annual report pursuant to Section 13 or 15(d) of the Securities
--- Exchange Act of 1934 [fee required] For the fiscal year ended December 31, 1999

         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [no fee required] For the transition period from _______________ to _______________.

         Commission file number 2-79192.
                                -------

                             HAMPSHIRE FUNDING, INC.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEW HAMPSHIRE                                      02-0277842
--------------------------------                         ---------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

   ONE GRANITE PLACE, CONCORD, NEW HAMPSHIRE                            03301
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

                                 YES |X|  NO |_|

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. NONE

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of March 30, 2000: 50,000 shares, all of which are owned by Jefferson-Pilot Corporation.

                       DOCUMENTS INCORPORATED BY REFERENCE

NONE

The total number of pages, including exhibits, is 33, and the exhibit index appears on pages 28 through 32.

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

(b)      Financial Information About Industry Segments

         Revenues, operating profit and loss, and identifiable assets for the three years ended December 31, 1999, are included in Item 6 - Selected Financial Data and Item 8 - Financial Statements and Supplementary Data.

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


                                    2 of 33

         As noted, the Company discontinued offering Programs for sale but will continue to administer all programs until their stated maturity or termination dates.

         Historically, the Programs were offered for sale by those agents of the Insurance Companies who qualify as registered representatives, through the Broker-Dealer, under the regulations of the NASD.

         Revenues derived from Participant Programs include gain on sale of loans, interest income on securities and Program fees. For the years ended December 31, 1999, 1998 and 1997 such revenues were as follows:

                                                        1999                 1998                 1997
                                                        ----                 ----                 ----

         Interest income on securities           $      897,800       $     582,261        $      76,139
         Gain on sale of loans                          125,485             339,086                    0
         Interest on loans                                    0                   0            4,776,636
         Program fees                                   327,372             413,726              426,758

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


                                    3 of 33

         Employees

         The Company has no paid employees. Jefferson Pilot Life Insurance Company ("JP Life"), a wholly-owned subsidiary of Jefferson-Pilot Corporation, provides employee and office services, as well as certain operating assets, to the Company and its affiliates. JP Life employs all of the personnel who perform business functions for the Company. JP Life believes that its relationship with employees is good.

(d)      Financial Information About Foreign and Domestic Operations and Export
         Sales

         All sales and operations of the Company are conducted within the United States.

Item 2 - Properties

The Company does not own or lease any real property. The Company occupies a portion of the home office of Jefferson Pilot Financial located at One Granite Place, Concord, New Hampshire. The use by the Company of such facilities and the equipment and furnishings owned by JP Life, Jefferson Pilot Financial, or any of the other Insurance Companies is subject to a pro-rata allocation of expenses.

Item 3 - Legal Proceedings

The Company may become involved from time to time with legal proceedings arising out of the ordinary course of its business. For the year ended December 31, 1999, the Company was not involved in any material legal proceedings.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of 1999 to a vote of security holders.


                                    4 of 33

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

Item 6 - Selected Financial Data

Selected Statement of Operations
  Data:  Year Ended December 31,        1999         1998         1997          1996         1995
                                        ----         ----         ----          ----         ----

  Total Revenue                      $1,350,657   $1,335,073   $5,279,533   $ 4,948,442   $ 4,423,807
                                     ==========   ==========   ==========   ===========   ===========

  Net Income                         $  723,044   $  780,583   $  597,624   $   308,341   $   224,639
                                     ==========   ==========   ==========   ===========   ===========

  Dividends Per Common Share         $       --   $       --   $       --   $        --   $        --
                                     ==========   ==========   ==========   ===========   ===========

Selected Balance Sheet Data:
  December 31,                             1999         1998         1997          1996          1995
                                     ----------   ----------   ----------   -----------   -----------

  Total Assets(1)                    $7,520,878   $5,861,387   $4,978,870   $54,549,392   $47,185,445
                                     ==========   ==========   ==========   ===========   ===========

  Loans Payable(2)                   $        0   $        0   $        0   $50,851,618   $43,899,673
                                     ==========   ==========   ==========   ===========   ===========

(1) On December 31, 1997, the Company sold its aggregate collateral notes receivable of $55,783,965. The Company received proceeds of $52,994,767 and retained a subordinated interest and servicing rights in the assets transferred aggregating $2,789,198. As of December 31, 1999 the Company's subordinated interest and servicing rights in the assets transferred was $5,509,426, compared to $4,301,000 at December 31, 1998 (See Item 7 -
    Management's Discussion and Analysis of Financial Condition and Results of Operations.)

(2) Proceeds from the sale of collateral notes receivables were used to extinguish the Company's outstanding debt under its Revolving Credit Agreement with SunTrust Bank of Atlanta, Georgia (see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.)


                                    5 of 33

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

The Agreement provides for the initial and periodic purchase of the Company's collateral loans receivable by PREFCO or other investors (for which the Bank serves as agent). On June 29, 1999, the Agreement was amended to extend the termination date to June 27, 2000 and to decrease PREFCOs commitment from $60,000,000 to $55,000,000. The Company anticipates the termination date will be extended under the provisions of the Agreement. PREFCO finances purchases of the Company's collateral loans receivables through the issuance of commercial paper.

As of December 31, 1999, the Company has sold aggregate loans of $54,360,208 and has retained a subordinated interest and servicing rights in the assets transferred aggregating $5,509,426. The cash flows related to the repayment of loans is first used to satisfy all principal and variable interest rate obligations due to PREFCO, investors or the Bank. The retained interest represents the fair value of the Company's future cash flows and obligations that it will receive after all investor obligations are met. The fair value of the Company's retained interest and servicing rights was $4,301,000, and $2,789,198 at December 31, 1998 and 1997 respectively.

The Company is responsible for servicing, managing and collecting all receivables and loan repayments, monitoring the underlying collateral and reporting all activity to the Bank for which it receives an annual service fee (collected monthly in arrears) calculated as 2% of outstanding receivables. The Company received $1,004,364 in service fees during 1999, and $1,028,796 during 1998.

As servicing agent for the loans sold, the Company collected loan prepayments of $11,182,062 during 1999 and $13,196,750 in 1998, which were paid to PREFCO (one month in arrears) to satisfy principal and variable interest obligation due. The Company originated new loans of $8,506,006 during 1999 and $9,983,843 in 1998, which were sold to PREFCO.

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


                                    6 of 33

From October 23, 1996 through December 30, 1997 the Company's funds for financing the Programs were obtained through this Revolving Credit Agreement with SunTrust Bank of Atlanta, Georgia ("SunTrust"). The Company entered into this Revolving Credit Agreement on October 23, 1996 which provided for advances up to $60,000,000. The Revolving Credit Agreement with SunTrust replaced the Company's loan agreements with its affiliates. At December 31, 1997 the Company had no loans outstanding to affiliates.

During 1998, the Company entered into an intercompany loan agreement with Jefferson-Pilot Corporation whereby it may borrow funds for working capital needs at short-term interest rates. At December 31, 1999, and 1998, the Company had borrowed $1,200,000.

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

The Company's liabilities include amounts due to affiliates for expense reimbursements to JP Life and other working capital needs.

JP Life, a wholly-owned subsidiary of Jefferson-Pilot Corporation, provides employee services and office facilities to the Company and its affiliates under a Service Agreement. The Company pays JP Life a monthly fee in accordance with mutually agreed upon cost allocation methods which the Companies believe reflect a proportional allocation of common expenses and are commensurate for the performance of the applicable duties.

Working capital in 1999 and in 1998 was provided by servicing fees from collateral loans sold, loans from Jefferson-Pilot Corporation and interest earned on investments. Working capital in 1997 was provided by Participants' loan repayments, administrative fees for the placement and maintenance of Programs and interest earned on investments.

Effective January 1, 1999, the Company changed certain of its assumptions supporting the valuation of its interests retained from loan sales. The Company has increased its estimate of early terminations from 15% to 26% to better reflect the Company's actual experience. In addition, the Company has reduced the discount rate used to value its retained interests from 17% to 15%, which Management believes better reflects the risks associated with the securitized assets.

Results of Operations

The Company concluded the year ended December 31, 1999 with net income of $723,044 as compared to net income of $780,583 in 1998 and $597,624 in 1997.

Total revenues through December 31, 1999 were $1,350,657 versus $1,335,073 in 1998 and $5,279,533 in 1997. The decline in revenue resulted from the sale of the Company's collateral loans on December 31, 1997 and throughout 1998 and 1999. The Company no longer earns interest on collateral loans sold to investors. Beginning in 1998, the Company's revenues are derived from income on its retained interest in the loans transferred to investors. The average interest rate charged to each Participant's outstanding loan balance has remained at 8.95% for the prior three years. Participant's accrued collateral loan interest is capitalized and therefore, became part of the loans sold to investors during 1999 and 1998.

Likewise, the Company's operating expenses declined in 1999 and 1998 as compared to 1997 due to the elimination of collateral loan interest expense. As a result of the sale of its collateral loans, the Company no longer requires a loan agreement to finance Participant outstanding loans receivable. Interest expense for the year ended December 31, 1999


                                    7 of 33
was $58,159 as compared to $19,969 in 1998 and $3,046,441 in 1997. The Company's
average cost of financing Participants' loans in 1997 was 5.88%.

The Company receives fee income for continuing to service sold receivables. The Company capitalizes the present value of expected servicing fee income in excess of the related cost of servicing over the estimated life of the sold receivables. Prior to it Purchase Receivable Agreement, the Company's cost to service its collateral loans receivable was included in General and administrative.

Program fees include placement, administrative and termination fees as well as charges for special services. For the years ended December 31, 1999, 1998 and 1997 the number of Programs administered by the Company were 3,952, 4,819 and 5,545, respectively.

In the future, the Company may realize a gain or loss on the securitization of future collateral notes receivable which may impact future earnings.

Item 8 - Financial Statements and Supplementary Data

The financial statements included herein are listed in the following index.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                   Page References
                                                                                                   ---------------
Report of Independent Auditors                                                                             9
Statements of Financial Condition at December 31, 1999 and 1998                                           10
Statements of Income for each of the three years in the period                                            11
 ended December 31, 1999
Statements of Changes in Stockholder's Equity for each of the three years                                 12
    in the period ended December 31, 1999
Statements of Cash Flows for the each of the three years in the period                                    13
    ended December 31, 1999
Notes to Financial Statements                                                                             14

All schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, and the notes thereto.


                                    8 of 33

                         Report of Independent Auditors


The Board of Directors
Hampshire Funding, Inc.


We have audited the accompanying statements of financial condition of Hampshire Funding, Inc. as of December 31, 1999 and 1998, and the related statements of income, changes in stockholder's equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hampshire Funding, Inc. at December 31, 1999 and 1998, and the results of its operations, changes in stockholder's equity and cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                                           /s/ Ernst & Young LLP


Boston, Massachusetts
March 17, 2000


                                    9 of 33

                             Hampshire Funding, Inc.

                        Statements of Financial Condition


                                                                                 December 31
                                                                             1999            1998
                                                                        ---------------------------------
Assets
Cash and cash equivalents                                                 $1,801,081      $1,284,375
Accounts receivable from customers                                             5,951          13,187
                                                                        ---------------------------------
Total current assets                                                       1,807,032       1,297,562

Interests retained from loan sales                                         5,509,426       4,301,000
Deferred asset                                                               204,420         262,825
                                                                        ---------------------------------

Total assets                                                              $7,520,878      $5,861,387
                                                                        =================================

Liabilities and stockholder's equity
Liabilities:
   Due to affiliates                                                       1,531,050       1,125,058
   Due to parent                                                           1,200,000       1,200,000
   Accrued expenses and other liabilities                                    518,503         155,373
                                                                        ---------------------------------
     Total liabilities                                                     3,249,553       2,480,431
                                                                        ---------------------------------

Stockholder's equity:
   Common stock, par value $1 per share; authorized
      100,000 shares; issued and outstanding 50,000 shares                    50,000          50,000
   Additional paid-in capital                                                789,811         789,811
   Accumulated other comprehensive loss                                     (258,860)       (426,185)
   Retained earnings                                                       3,690,374       2,967,330
                                                                        ---------------------------------
Total stockholder's equity                                                 4,271,325       3,380,956
                                                                        ---------------------------------

Total liabilities and stockholder's equity                                $7,520,878      $5,861,387
                                                                        =================================

See accompanying notes.



                                    10 of 33

                             Hampshire Funding, Inc.

                              Statements of Income


                                                                     Years ended December 31
                                                             1999              1998             1997
                                                       -----------------------------------------------------
Revenues:
   Interest income on securities                         $    897,800      $    582,261     $     76,139
   Interest on collateral notes receivable                                                     4,776,636
   Realized gain on sale of collateral loans                  125,485           339,086
   Program participant fees                                   327,372           413,726          426,758
                                                       -----------------------------------------------------
                                                            1,350,657         1,335,073        5,279,533

Operating expenses:
   Interest on affiliate borrowings                            58,159            19,969
   Interest on loan agreements                                                                 3,046,441
   General and administrative                                                                  1,215,059
                                                       -----------------------------------------------------
                                                               58,159            19,969        4,261,500
                                                       -----------------------------------------------------

Income before federal income tax                            1,292,498         1,315,104        1,018,033

Income tax expense                                            569,454           534,521          420,409
                                                       -----------------------------------------------------

Net income                                               $    723,044      $    780,583     $    597,624
                                                       =====================================================

See accompanying notes.


                                    11 of 33

                             Hampshire Funding, Inc.

                  Statements of Changes in Stockholder's Equity

                          Year Ended December 31, 1999


                                                                        Accumulated
                                                        Additional         Other                                 Total
                                         Common          Paid-in       Comprehensive         Retained        Stockholder's
                                         Stock           Capital           Loss              Earnings           Equity
                                      -----------     ------------     -------------     ---------------     --------------

Balance at January 1, 1997             $  50,000       $  550,000       $        --       $   1,589,123       $  2,189,123
   Contributed paid-in capital                            239,811                                                  239,811
   Comprehensive income  and net
   income                                                                                       597,624            597,624
                                      -----------     ------------     -------------     ---------------     --------------
Balance at December 31, 1997              50,000          789,811                --           2,186,747       $  3,026,558
                                                                                                             ==============

Comprehensive income
   Net Income                                                                                   780,583            780,583
   Unrealized loss on securities
   available for sale, net of tax of
   ($291,841)                                                              (426,185)                              (426,185)
                                                                                                             --------------
    Comprehensive income                                                                                           354,398
                                      -----------     ------------     -------------     ---------------     --------------
Balance at December 31, 1998              50,000          789,811          (426,185)          2,967,330       $  3,380,956
                                                                                                             ==============

Comprehensive income
   Net income                                                                                   723,044            723,044
   Unrealized gain on securities
   available for sale, net of tax
   of ($131,791)                                                            167,325                                167,325
                                                                                                             --------------
   Comprehensive income                                                                                            890,369
                                      -----------     ------------     -------------     ---------------     --------------
Balance at December 31, 1999           $  50,000       $  789,811      $   (258,860)     $    3,690,374       $  4,271,325
                                     ============    ==============   ===============   ================     ==============

See accompanying notes.


                                    12 of 33

                             Hampshire Funding, Inc.

                            Statements of Cash Flows


                                                                           Years ended December 31
                                                                1999                 1998                1997
                                                         ------------------------------------------------------------
Operating activities
Net income                                                 $      723,044      $      780,583      $      597,624
Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
     Gain on sale                                                (125,485)           (339,086)
     Net change in other assets and liabilities                    11,822              55,257             112,843
     Change in due to affiliates                                  274,200            (277,296)            306,018
     Net originations of collateral notes receivable                                                   (4,169,889)
     Increase in accrued interest receivable                                                             (159,832)
     Decrease (increase) in deferred asset                         58,405              66,175            (329,000)
     Decrease in prepaid interest and interest
       accrued on loan agreements                                                                        (351,618)
                                                         ------------------------------------------------------------
Net cash used by operating activities                             941,986             285,633          (3,993,854)

Financing activities
Contributed paid-in capital                                                                               239,811
Proceeds from sale of collateral notes receivable               8,080,726           9,484,651          52,994,767
Loans originated                                               (8,506,006)         (9,983,843)
Proceeds from non-affiliated loan agreement                                                           128,575,000
Principal payments on non-affiliated
   loan agreements                                                                                   (179,075,000)
Proceeds from affiliated loan agreements                                            1,200,000
                                                         ------------------------------------------------------------
Net cash used by financing activities                            (425,280)            700,808           2,734,578
                                                         ------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                  516,706             986,441          (1,259,276)

Cash and cash equivalents at beginning of year                  1,284,375             297,934           1,557,210
                                                         ------------------------------------------------------------

Cash and cash equivalents at end of year                   $    1,801,081      $    1,284,375      $      297,934
                                                         ============================================================

See accompanying notes.


                                    13 of 33

                             Hampshire Funding, Inc.

                          Notes to Financial Statements

                                December 31, 1999


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

Affiliates of the Company include Jefferson Pilot Financial Insurance Company (Jefferson Pilot Financial) and Jefferson Pilot Life America Insurance Company. Other affiliates of the Company include Jefferson Pilot Investment Advisory Corporation, and Jefferson Pilot Securities Corporation, are also 100% owned by Jefferson-Pilot Corporation.

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


                                    14 of 33

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

Gains or losses for each qualifying sale of receivables are determined by allocating the carrying value of the receivables sold between the portion sold and the interests retained, based on their relative fair values. The Company estimates the fair value of retained interests based on the present value of future cash flows expected from the sold receivables, under management's best estimates of key assumptions - credit losses, prepayment speeds, forward yield curves and discount rates commensurate with the risks involved. The Company estimates that credit losses associated with sold receivables will not be material, as the loans are more than 100% secured by mutual fund shares. The interest rate paid to the third party purchaser represents commercial paper rates plus a margin of 2.25% (5.28%, 6.24% and 7.91% at December 31, 1999, 1998
and 1997, respectively). The Company estimates that 26% of Programs will terminate early (15% and 11% at December 31, 1998 and 1997, respectively). As of December 31, 1999, the Company lowered the discount rate used to value its retained interests from 17% to 15%, which the Company believes is commensurate with the duration and risks embedded in the particular assets retained from its loan sales. The Company used a discount rate of 17% in 1998.

The company considers its interests retained from loan sales to be available-for-sale. As such, unrealized gains and unrealized losses not deemed to be other than temporary have been included in other comprehensive income and the disclosure of total comprehensive income.


Transactions with Affiliates

In 1998, the Company entered into an intercompany loan agreement with Jefferson-Pilot Corporation whereby the Company may borrow funds for working capital needs at short-term interest rates. At December 31, 1999 the Company has borrowed $1,200,000 which is included in amount due to affiliates. Interest paid to affiliates, on its loan agreements was $58,159 in 1999 compared to $19,969 in 1998.

The Programs, and most mutual fund shares offered in conjunction with the Programs, are sold through Jefferson Pilot Securities, a registered broker-dealer.

Substantially all general and administrative expenses are allocated to the Company by JP Life in accordance with mutually agreed upon cost allocation methods that the Company and JP Life believe reflect a proportional allocation of common expenses and which are commensurate for the performance of the applicable duties. In accordance with Statement of Financial Accounting Standards No. 125 (Statement No. 125), Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities, the Company has included allocated expenses in its estimated


                                    15 of 33
future cash flows used to calculate the value of interest retained from loan sales. The Company received gross service income of $1,004,364 and $1,028,796 and paid allocated expenses of $621,403 and $692,038 during the years ended December 31, 1999 and 1998, respectively.


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

The Agreement provides for the initial and periodic purchase of the Company's collateral loans receivable by PREFCO or other investors (for which the Bank serves as agent). On June 29, 1999, the Agreement was amended to extend the termination date to June 27, 2000 and decrease PREFCOs commitment from $60,000,000 to $55,000,000. The Company anticipates the termination date will be extended under the provisions of the Agreement. PREFCO finances purchases of the Company's collateral loans receivables through the issuance of commercial paper.

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

During 1999 and 1998, The Company originated additional loans of $8,506,006 and $9,983,843 which were sold to PREFCO. The Company received proceeds of $8,080,726 in 1999 and $9,484,651 in 1998 representing a 95% undivided interest in the loans. At December 31, 1999, the outstanding balance of loans sold by the Company under the Agreement was $54,360,208 compared to $55,177,919 in 1998.

The fair value of the Company's retained interest and servicing rights at December 31, 1999 was $5,509,426 compared to $4,301,000 in 1998, and $2,789,198 in 1997.

The Company is responsible for servicing, managing and collecting all receivables, monitoring the underlying collateral and reporting all activity to the Banks for which it receives an annual service fee (collected monthly in arrears) calculated as 2% of outstanding receivables. The Company received fees of $1,004,364 in 1999 and $1,208,796 in 1998 for services provided, compared to 1999 servicing costs of $621,403 and 1998 servicing costs of $692,038. In addition to servicing fees, the Company earns other fee income from transactions affecting the purchase of collateral notes receivable.


                                    16 of 33

During the years ended December 31, 1999 and 1998, the Company capitalized $4,912,689 and $4,970,177 respectively, of interest receivable into the balance of collateral notes receivable prior to the sale of such receivables.


4.       Interest Retained from Receivable Sales, net

The Company has retained the following interests from sales of its loans. All amounts except capitalized servicing rights are shown at the lower of amortized initial fair value or fair value at the balance sheet date.

                                                                                      December 31
                                                                               1999                 1998
                                                                       --------------------- --------------------
Residual principal (includes capitalized interest)                           $1,886,533           $1,478,335
Interest-only strips receivable                                               3,344,877            2,433,132
Capitalized servicing rights, net                                               278,016              389,533
                                                                       ----------------------------------------
                                                                             $5,509,426           $4,301,000
                                                                       ========================================

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

The Company receives fee income for continuing to service sold receivables. Under Statement 125, the Company is allowed to capitalize the present value of expected servicing fee income in excess of the related cost of servicing over the estimated life of the sold receivables (net servicing income). To the extent that net servicing income varies from management's estimates, the servicing asset may amortize faster or slower than anticipated. The Company assesses the carrying value of its servicing asset annually using anticipated future cash flows associated with the asset. The asset will be written-down to the extent that estimated fair value is less than carrying value at the balance sheet date. No adjustment is recorded for fair values which exceed carrying values at the balance sheet date.

All of the above interests retained are subordinated to the payment of principal and interest to the bank-sponsored commercial paper conduit, and are initially recorded at their respective fair values. In accordance with the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies interests retained (other than capitalized servicing rights) as available-for-sale securities. As a result, unrealized gain and unrealized losses not deemed to be other-than-temporary are included in comprehensive income as a separate part of stockholders equity.

Subsequent to initial recognition, capitalized servicing rights are carried at the lower of amortized initial fair value or current fair value, as the Company is required to assess the carrying value only for impairment or additional obligation.

No adjustment for impairment or additional obligation with respect to capitalized servicing rights was recorded by the Company during the fiscal years ended December 31, 1999 and 1998.

The amortized cost and estimated fair value of the Company's interests retained at December 31, 1999 and 1998 other than capitalized servicing rights, are shown below. Expected maturities may differ from contractual maturities as the Programs underlying the securities may be terminated prior to contractual maturity.

                                                                        December 31, 1999
                                          ------------------------------------------------------------------------------
                                                                  Unrealized             Unrealized           Fair Market
                                               Cost              Losses, gross          Gains, gross             Value
                                          ------------------------------------------------------------------------------
Residual principal certificates due
   five years through ten years             $ 1,901,986          $ (15,453)            $       --          $ 1,886,533

Interest only strip receivables due
   five years through ten years             $ 3,030,307                                   314,570          $ 3,344,877
                                          ------------------------------------------------------------------------------
                                            $ 4,932,293          $ (15,453)            $  314,570          $ 5,231,410
                                          ==============================================================================


                                    17 of 33

                                                                        December 31, 1998
                                         -----------------------------------------------------------------------------
                                                                                        Unrealized
                                                                  Unrealized              Gains,         Fair Market
                                               Cost              Losses, gross            gross             Value
                                         -----------------------------------------------------------------------------
Residual principal certificates due
   five years through ten years             $ 1,206,957           $ (271,378)           $    --          $ 1,478,335
Interest only strip receivables due
   five years through ten years             $ 1,986,483             (446,649)                            $ 2,433,132
                                         -----------------------------------------------------------------------------

                                            $ 3,193,440           $ (718,027)           $    --          $ 3,911,467
                                         =============================================================================

5.  Income Taxes

The operations of the Company are included in the consolidated federal income tax return of Jefferson-Pilot Corporation. Federal income tax is allocated by Jefferson-Pilot Corporation as if the Company filed a separate income tax return. Deferred tax assets and liabilities are recognized for the expected future tax effects attributable to temporary differences between the financial reporting and tax bases of assets and liabilities, based on enacted tax rates and other provisions of tax law. Federal income taxes have been provided at the statutory rate of 35% in 1999, 1998 and 1997.

The Company made income tax payments of $488,686, $561,956, and $328,106, in 1999, 1998 and 1997, respectively.

The Company independently files state income tax returns and pays state income taxes to the states in which it operates. State income taxes paid for 1999, 1998 and 1997 were $124,912, $113,100, and $98,611, respectively.

Significant components of income tax expense for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                             1999              1998             1997
                                                             ----              ----             ----
  Current:
     Federal                                             $ 389,331          $421,421          $295,813
     State                                                 180,123           113,100            90,710
                                                      ------------------------------------------------------
           Total                                           569,454           534,521           386,523

  Deferred:
     Federal                                                     0                 0            27,654
     State                                                       0                 0             6,232
                                                      ------------------------------------------------------
  Total                                                          0                 0            33,886

  Income tax expense from continuing operations         $  569,454        $  534,521        $  420,409
                                                      ======================================================

Included in due to affiliates are deferred tax assets of $160,050 as of December 31, 1999 and deferred tax assets of $291,841 as of December 31, 1998 and deferred tax liabilities of $27,011 as of December 31, 1997.

Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable


                                    18 of 33

                                    PART III

Item 10 - Directors and Executive Officers of the Registrant

The following sets forth information relating to Directors and Executive Officers of the Company as of December 31, 1998.

         Name(1)                               Age           Position(2)
         ----                                  ---           --------

         Ronald R. Angarella                    41           President, Chairman and Director
         Dennis R. Glass                        50           Director
         John C. Ingram                         55           Director
         John A. Weston                         40           Treasurer
         Russell C. Simpson                     44           Vice President and Chief Financial Officer
         Charles C. Cornelio                    40           Vice President
         Carol R. Hardiman                      45           Vice President, Administration
         Shari J. Lease                         45           Secretary
         Robert A. Reed                         57           Vice President and Assistant Secretary

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

John C. Ingram was elected Director of the Company in May 1999. In 1972, John joined Jefferson Standard Life's Mortgage loan field as a district supervisor and assistant regional supervisor based in Washington, DC. In 1974, he returned to the home office Mortgage Loan Department as assistant vice president and regional supervisor. In 1982 John transferred to the Securities Department as second vice president, was named vice president in 1987, and then senior vice president and manager of the Securities Department in 1988.

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


                                    19 of 33

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


                                    20 of 33

                             Hampshire Funding, Inc.
                                One Granite Place
                          Concord, New Hampshire 03301

                               Board of Directors
                                December 31, 1999
--------------------------------------------------------------------------------
Ronald R. Angarella
22 Pepin Drive
Bow, NH  03304

Dennis R. Glass
Three Lockridge Court
Greensboro, NC 27408

John C. Ingram
3302 Wynnewood Drive
Greensboro, NC 27408


                                    21 of 33

                             Hampshire Funding, Inc.
                                One Granite Place
                          Concord, New Hampshire 03301

                                    Officers
                                December 31, 1999

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


                                    22 of 33

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

Item 12 - Security Ownership of Certain Beneficial Owners and Management

(a)      Security Ownership of Certain Beneficial Owners

         The table below sets forth ownership of the Company's issued and outstanding common stock as of March 30, 1998.

         Title of          Name and Address                     Amount and Nature of                Percent of
          Class           of Beneficial Owner                   Beneficial Ownership                   Class
         --------          ----------------                     --------------------                ----------

         Common           Jefferson-Pilot Corporation          50,000 shares of record                  100
                          100 N. Greene Street
                          Greensboro, NC  27401

(b)      Security Ownership of Management
         None.

Item 13 - Certain Relationships and Related Transactions

(a)      Transactions With Management and Others

         The Company, has an agreement with the JP Life whereby the JP Life provides service and joint operations. In addition, the Company utilizes furniture, equipment and fixtures owned by one or more of the Insurance Companies. The Company pays the JP Life a fee, determined in accordance with mutually agreed upon cost allocation methods, which the Companies believe reflect a proportional allocation of common costs and are commensurate for the performance of the applicable duties.

         The Company has an intercompany loan agreement with Jefferson-Pilot Corporation, whereby it may borrow money at short-term interest rates. At December 31, 1999 the Company has $1,200,000 of loans outstanding.

         On December 30, 1997, the Company sold its investment in its wholly-owned subsidiary, Hampshire Syndications, Inc. to Jefferson-Pilot Investments, Inc.

(b)      Certain Business Relationships

         See Item 10, Directors and Executive Officers of the Registrant.


                                    23 of 33

                                     Part IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8K

(a)      Documents filed as a part of this Report.

         1. The following consolidated financial statements of Hampshire Funding, Inc. are included in Item 8:

                  (i)   Report of Independent Auditors

                  (ii) Statements of Financial Condition as of December 31, 1999 and 1998

                  (iii) Statements of Income for each of the three years in the period ended December 31, 1999.

                  (iv) Statements of Changes in Stockholder's Equity for each of the three years in the period ended December 31, 1999.

                  (v) Statements of Cash Flows for each of the three years in the period ended December 31, 1999.

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

                                     (ii)  By-Laws of Company                      Form 10-K, filed
                                                                                   March 15, 1990, for the
                                                                                   year ended December 31,
                                                                                   1989, pp. 28-46


                                    24 of 33

                   Exhibit
                  Table No.                       Document                         Reference Source
                  ---------                       --------                         ----------------

                      (22)       Subsidiaries of the Registrant                    Form 10-K, filed
                                                                                   March 15, 1990, for the
                                                                                   year ended December 31,
                                                                                   1989, pp. 66

                      (4)             (i)  Agency Agreement and                    Form 10-K, filed
                                           Limited                                 Power of Attorney March
                                                                                   19, 1997, for the year
                                                                                   ended December 31, 1996,
                                                                                   pp. 24-26

                                     (ii)  Change in Participant in                Form 10-K, filed March 19,
                                           Program                                 1997, for the year ended
                                                                                   December 31, 1996, pp. 27-28

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
                                           Bank of Chicago dated
                                           December 31, 1997

                                      (e)  Performance Guarantee by                Form 10-K, filed
                                           Jefferson-Pilot Corporation             March 30, 1998, for the year
                                                                                   ended December 31, 1997, pp

                                      (f)  Amendment No. 1 to the Receivables      Form 10-K, filed
                                           Receivables Purchase Agreement          March 30, 1999, for the year
                                           among the Company, Investors,           ended December 31, 1998
                                           Preferred Receivables Funding
                                           Corporation and First National Bank
                                           of Chicago dated June 29, 1998

                      (ii)            Filed by enclosure.

                  Reg S-K
                  Item 601

                                                 25 of 33

                      (10)            (g)  Amendment No. 2 to the Receivables      pp. 31-33
                                           Receivables Purchase Agreement
                                           among the Company, Investors,
                                           Preferred Receivables Funding
                                           Corporation and First National Bank
                                           of Chicago dated June 29, 1999

                      (27)                 Financial Data Schedule                 p.  34

                  (b) Reports on Form 8-K

                      The Company did not file Reports on Form 8-K during the last quarter of the period covered by this report.


                                    26 of 33

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:    March 30, 2000                                HAMPSHIRE FUNDING, INC.


                                                   By: /s/ RONALD R. ANGARELLA
                                                       ------------------------

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

                Name                                           Title                                    Date
                ----                                           -----                                    ----

/s/ RONALD R. ANGARELLA                             President and Director                       March 30, 2000
------------------------------------
    Ronald R. Angarella

/s/ DENNIS R. GLASS                                 Director                                     March 30, 2000
------------------------------------
    Dennis R. Glass

/s/ JOHN C. INGRAM                                  Director                                     March 30, 2000
------------------------------------
    John C. Ingram

/s/ JOHN A. WESTON                                  Treasurer                                    March 30, 2000
------------------------------------
    John A. Weston

/s/ RUSSELL C. SIMPSON                              Vice President and                           March 30, 2000
------------------------------------                Chief Financial Officer
    Russell C. Simpson


                                    27 of 33