Form 10-Q
period 2000-03-31
HAMPSHIRE FUNDING INC
filed 2000-05-09
CIK 205422

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

 X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934 For the quarterly period ended March 31, 2000

--- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [no fee required]
         For the transition period from _________________________________ to

         _________________________________ .

         Commission file number  2-79192 .
                                ---------

                             HAMPSHIRE FUNDING, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       NEW HAMPSHIRE                                           02-0277842
   ---------------------                                 ---------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

  ONE GRANITE PLACE, CONCORD, NEW HAMPSHIRE                      03301
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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of March 31, 2000: 50,000 shares, all of which are owned by Jefferson-Pilot Corporation.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  The exhibit index appears on pages 4, 5 and 6

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

On December 31, 1997, the Company entered into a Receivables Purchase Agreement (the Agreement) with Preferred Receivables Funding Corporation (PREFCO), a wholly-owned subsidiary of Banc One (the Bank), formerly First National Bank of Chicago.

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

As of March 31, 2000, the Company sold aggregate loans of $54,014,317 and retained a subordinated interest and servicing rights in the assets transferred aggregating $5,963,127. The cash flows related to the repayment of loans is first used to satisfy all principal and variable interest rate obligations due to PREFCO, investors or the Bank. The retained interest represents the fair value of the Company's future cash flows and obligations that it will receive after all investor obligations are met. The fair value of the Company's retained interest and servicing rights was $4,428,272 at March 31, 1999.

The Company is responsible for servicing, managing and collecting all receivables and loan repayments, monitoring the underlying collateral and reporting all activity to the Bank for which it receives an annual service fee (collected monthly in arrears) calculated as 2% of outstanding receivables. The Company received service fees of $245,958 and $257,475 as of March 31, 2000 and 1999, respectively.

As servicing agent for the loans sold, the Company collected loan prepayments of $2,422,289 at March 31, 2000 and $3,272,164 for the same period in 1999, which were paid to PREFCO (one month in arrears) to satisfy principal and variable interest obligation due. The Company originated new loans of $1,893,446 and $2,337,068 as of March 31, 2000 and 1999, respectively, which were sold to PREFCO.

The Agreement includes a Performance Guarantee by Jefferson-Pilot Corporation that the Company will service the receivables sold and administer all aspects of the Programs in accordance with the terms and conditions of the Agreement. The Performance Guarantee contains restrictions on the debt of the Guarantor and the collateral value monitored by the Company.

STS040                                 2

During 1998, the Company entered into an intercompany loan agreement with Jefferson-Pilot Corporation whereby it may borrow funds for working capital needs at short-term interest rates. At March 31, 2000, and 1999, the Company had borrowed $1,200,000.

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

Working capital in the first quarter of 2000 and 1999 was provided by servicing fees from collateral loans sold, loans from Jefferson-Pilot Corporation and interest earned on investments.

During 1999, the Company changed certain of its assumptions supporting the valuation of its interests retained from loan sales. The Company has increased its estimate of early terminations from 15% to 26% to better reflect the Company's actual experience. In addition, the Company has reduced the discount rate used to value its retained interests from 17% to 15%, which Management believes better reflects the risks associated with the securitized assets.

Results of Operations

The Company concluded the three months ended March 31, 2000 with net income of $181,621 as compared to net income of $220,873 for the same period in 1999.

Total revenues through March 31, 2000 were $336,774 versus $360,125 in 1999. The decline in revenue primarily resulted from the reduction in realized gains on collateral loans sold. The Company's revenues are derived from income on its retained interest in the loans transferred to investors. The average interest rate charged to each Participant's outstanding loan balance has remained at 8.95%. Participant's accrued collateral loan interest is capitalized and therefore, became part of the loans sold to investors.

The Company receives fee income for continuing to service sold receivables. The Company capitalizes the present value of expected servicing fee income in excess of the related cost of servicing over the estimated life of the sold receivables. Prior to it Purchase Receivable Agreement, the Company's cost to service its collateral loans receivable was included in operating expenses (general and administrative).

Program fees include placement, administrative and termination fees as well as charges for special services. For the three months ended March 31, 2000 and 1999 the number of Programs administered by the Company were 3,767 and 4,574, respectively.

In the future, the Company may realize a gain or loss on the securitization of future collateral notes receivable which may impact future earnings


STS040                                 3

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

            (3)          (i)        Articles of Incorporation          Form 10-K, filed
                                    of Company                         March 15, 1990, for the
                                                                       year ended December 31,
                                                                       1989, pp. 25-27

                         (ii)        By-Laws of Company                Form 10-K filed
                                                                       March 15, 1990 for the year
                                                                       ended December 31, 1989,
                                                                       pp. 28-46

   (22)                  Subsidiaries of The Registrant                Form 10-K, filed
                                                                       March 15, 1990, for the
                                                                       year ended December 31,
                                                                       1989, p. 66

            (4)          (i)        Agency Agreement and               Form 10-K, filed
                                    Limited Power of Attorney          March 19, 1997, for the

          Reg. S-K
          Item 601

          Exhibit
          Table No.                  Document                          Reference Source
          ---------                  --------                         ----------------

                                                                       year ended December 31,
                                                                       1996, pp. 24-26

STS040                              4

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

                         (e)        Performance Guarantee by           Form 10-K filed
                                    Jefferson-Pilot Corporation        March 31, 1998, for the
                                                                       year ended December 31,
                                                                       1997, pp. 76-83

                         (f)        Amendment No. 1 to the             Form 10-K filed
                                    Receivables Purchase Agreement     March 31, 1999, for the
                                    among the Company, Investors,      year ended December 31,
                                    Preferred Receivables Funding      1999, pp. 31-33
                                    Corporation and First National
                                    Bank of Chicago dated June 29, 1998

                         (g)        Amendment No. 2 to the             Form 10-K filed
                                    Receivables Purchase Agreement     March 30, 2000, for the
                                    among the Company, Investors,      year ended December 31,
                                    Preferred Receivables Funding      2000, pp. 28-33
                                    Corporation and First National
                                    Bank of Chicago dated June 29, 1999

STS040                              5

   (27)                             Financial Data Schedule

            (b)  Reports on Form 8-K

                 No Reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000.



STS040                              6

                             Hampshire Funding, Inc.

                        Statements of Financial Condition

                                                                             March 31        December 31
                                                                               2000             1999
                                                                        -----------------------------------
Assets

Cash and cash equivalents                                                  $  2,250,546      $ 1,801,081
Accounts receivable from customers                                               62,175            5,951
                                                                        -----------------------------------
Total current assets                                                          2,312,721        1,807,032

Interests retained from loan sales                                            5,963,127        5,509,426
Deferred asset                                                                  189,818          204,420
                                                                        -----------------------------------

Total assets                                                               $  8,465,666      $ 7,520,878
                                                                        ===================================

Liabilities and stockholder's equity
Liabilities:
   Due to affiliates                                                       $  1,962,712      $ 1,531,050
   Due to parent                                                              1,200,000        1,200,000
   Accrued expenses and other liabilities                                       686,735          518,503
                                                                        -----------------------------------


Total liabilities                                                             3,849,447        3,249,553
                                                                        -----------------------------------

Stockholder's equity:
   Common stock, par value $1 per share; authorized
      100,000 shares; issued and outstanding 50,000 shares                       50,000           50,000
   Additional paid-in capital                                                   789,811          789,811
   Accumulated other comprehensive loss                                         (95,587)        (258,860)
   Retained earnings                                                          3,871,995        3,690,374
                                                                        -----------------------------------
Total stockholder's equity                                                    4,616,219        4,271,325
                                                                        -----------------------------------

Total liabilities and stockholder's equity                                 $  8,465,666      $ 7,520,878
                                                                        ===================================


STS040                              7

                            Hampshire Funding, Inc.

                              Statements of Income

                                                                            Three months ending March 31,
                                                                               2000              1999
                                                                        --------------------------------------
Revenues:
   Interest income on securities                                            $  244,112         $ 128,501
   Realized gain on sale of collateral loans                                    24,285           137,966
   Program participant fees                                                     68,377            93,658
                                                                        --------------------------------------
                                                                               336,774           360,125

Operating expenses:
   Interest on affiliated loan agreements                                       17,490            10,465
                                                                        --------------------------------------

Income before income taxes                                                     319,284           349,660

Income tax expense                                                             137,663           128,787
                                                                        --------------------------------------

Net income                                                                  $  181,621       $   220,873
                                                                        ======================================


STS040                              8

                             Hampshire Funding, Inc.

                  Statements of Changes in Stockholder's Equity

                        Three months ending March 31, 2000

                                                                                              Accumulated
                                                                                                 Other
                                                       Additional                             Comprehensive              Total
                                       Common           Paid-in            Retained               Income             Stockholder's
                                       Stock            Capital            Earnings               (Loss)                Equity
                                  ---------------   ---------------    ----------------    -------------------    ------------------
Balance at December 31, 1998              50,000           789,811          2,967,330            (426,185)             3,380,956

Comprehensive income

   Net income                                                                 220,873                                    220,873
   Unrealized loss on securities
   available for sale, net of
   tax of $37,291                                                                                 (69,256)               (69,256)
                                  ---------------   ---------------    ----------------    -------------------    ------------------


Balance at March 31, 1999           $     50,000      $    789,811       $  3,188,203        $   (495,441)          $  3,532,573
                                  ===============   ===============    ================    ===================    ==================


Balance at December 31, 1999              50,000           789,811          3,690,374            (258,860)             4,271,325

Comprehensive income

   Net income                                                                 181,621                                    181,621
   Unrealized gain on securities
   available for sale, net of
   tax of $128,598                                                                                163,273                163,273
                                  ---------------   ---------------    ----------------    -------------------    ------------------


Balance at March 31, 2000           $     50,000      $    789,811       $  3,871,995             (95,587)          $  4,616,219
                                  ===============   ===============    ================    ===================    ==================


STS040                              9

                             Hampshire Funding, Inc.

                            Statements of Cash Flows

                                                                              Three months ending March 31,
                                                                                2000              1999
                                                                        ---------------------------------------
Operating activities
Net income                                                                  $    181,621      $     220,873
Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
     Gain on sale                                                                (24,285)          (137,966)
     Net change in other assets and liabilities                                   69,136          1,143,374
     Change in due to affiliates                                                 303,064            134,407
     Decrease in deferred asset                                                   14,602             14,601
                                                                        ---------------------------------------
Net cash used by operating activities                                            544,138          1,375,289

Financing activities

Proceeds from sale of collateral notes receivable                              1,798,774          2,736,846
Loans originated                                                              (1,893,447)        (2,880,891)
                                                                        ---------------------------------------
Net cash used (provided) by financing activities                                 (94,673)          (144,045)
                                                                        ---------------------------------------
Increase in cash and cash equivalents                                            449,465          1,231,244

Cash and cash equivalents at beginning of year                                 1,801,081          1,284,375
                                                                        ---------------------------------------

Cash and cash equivalents at end of period                                  $  2,250,546      $   2,515,619
                                                                        =======================================


STS040                                 10

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Hampshire Funding, Inc.

                                           Registrant

                                           /s/ John A. Weston

Date:  May 15, 2000
                                           John A. Weston

                                           Treasurer, Principal Financial
                                           and Accounting Officer






STS040                                 11