Form 10-Q
period 2000-06-30
HAMPSHIRE FUNDING INC
filed 2000-07-26
CIK 205422

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

  X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----   Exchange Act of 1934 For the quarterly period ended June 30, 2000

----- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [no fee required]
        For the transition period from _________________ to __________________.


        Commission file number  2-79192.
                                --------


                             HAMPSHIRE FUNDING, INC.
       -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

 NEW HAMPSHIRE                                                   02-0277842
-------------------------------------------                ---------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)


 ONE GRANITE PLACE, CONCORD, NEW HAMPSHIRE                                03301
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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of June 30, 2000: 50,000 shares, all of which are owned by Jefferson-Pilot Corporation.

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

As of June 30, 2000, the Company sold aggregate loans of $53,543,516 and retained a subordinated interest and servicing rights in the assets transferred aggregating $6,058,767. The cash flows related to the repayment of loans is first used to satisfy all principal and variable interest rate obligations due to PREFCO, investors or the Bank. The retained interest represents the fair value of the Company's future cash flows and obligations that it will receive after all investor obligations are met. The fair value of the Company's retained interest and servicing rights was $5,509,426 at December 31, 1999.

The Company is responsible for servicing, managing and collecting all receivables and loan repayments, monitoring the underlying collateral and reporting all activity to the Bank for which it receives an annual service fee (collected monthly in arrears) calculated as 2% of outstanding receivables. The Company received service fees of $488,157 and $508,542 as of June 30, 2000 and 1999, respectively.

As servicing agent for the loans sold, the Company collected loan prepayments of $4,287,551 at June 30, 2000 and $5,938,714 for the same period in 1999, which were paid to PREFCO (one month in arrears) to satisfy principal and variable interest obligation due. The Company originated new loans of $3,655,279 and $4,448,060 as of June 30, 2000 and 1999, respectively, which were sold to PREFCO.

The Agreement includes a Performance Guarantee by Jefferson-Pilot Corporation that the Company will service the receivables sold and administer all aspects of the Programs in accordance with the terms and conditions of the Agreement. The Performance Guarantee contains restrictions on the debt of the Guarantor and the collateral value monitored by the Company.

During 1998, the Company entered into an intercompany loan agreement with Jefferson-Pilot Corporation whereby it may borrow funds for working capital needs at short-term interest rates. At June 30, 2000, and 1999, the Company had borrowed $1,200,000.

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


Results of Operations

The Company concluded the six months ended June 30, 2000 with net income of $368,143 as compared to net income of $488,544 for the same period in 1999.

Total revenues through June 30, 2000 were $682,611 versus $796,766 in 1999. The Company's revenues are derived from income on its retained interest in the loans sold to investors and realized gains. Although the Company's retained interest and income on its retained interest has grown year over year, this increase has been offset by a decline in realized gains in connection with the sale of loans. Gains (or losses) for each sale of receivables are determined by allocating the carrying value of the receivables sold between the portion sold and the interest retained based on their relative fair value. The Company estimates the fair value of its retained interest based on the present value of future cash flows expected from the sold receivables.

Program fees include placement, administrative and termination fees as well as charges for special services. For the six months ended June 30, 2000 and 1999 the number of Programs administered by the Company were 3,579 and 4,323, respectively.

In the future, the Company may realize a gain or loss on the securitization of future collateral notes receivable which may impact future earnings

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings - Not Applicable
         -----------------

Item 2 - Changes in securities - Not Applicable
         --------------------

Item 3 - Defaults upon senior securities - Not Applicable
         -------------------------------

Item 4 - Submission of matters to vote of security holders - Not Applicable
         -------------------------------------------------

Item 5 - Other Information - None
         ----------------

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

                        (e)         Performance Guarantee by           Form 10-K filed
                                    Jefferson-Pilot Corporation        March 31, 1998, for the
                                                                       year ended December 31,
                                                                       1997, pp. 76-83

                        (f)         Amendment No. 1 to the             Form 10-K filed
                                    Receivables Purchase Agreement     March 31, 1999, for the
                                    among the Company, Investors,      year ended December 31,
                                    Preferred Receivables Funding      1999, pp31-33
                                    Corporation and First National
                                    Bank of Chicago dated June 29, 1998



           Reg. S-K
           Item 601

           Exhibit
           Table No.                  Document                         Reference Source
          ---------                   --------                         ----------------
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

            (27)                    Financial Data Schedule

         (b) Reports on Form 8-K

             No Reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

                             Hampshire Funding, Inc.

                        Statements of Financial Condition



                                                                            June 30         December 31
                                                                              2000             1999
                                                                        -----------------------------------
Assets
Cash and cash equivalents                                                  $  2,318,554     $  1,801,081
Accounts receivable from customers                                               63,226            5,951
                                                                        -----------------------------------
Total current assets                                                          2,381,780        1,807,032

Interests retained from loan sales                                            6,058,767        5,509,426
Deferred asset                                                                  175,217          204,420
                                                                        -----------------------------------

Total assets                                                               $  8,615,764     $  7,520,878
                                                                        ===================================

Liabilities and stockholder's equity
Liabilities:
   Due to affiliates                                                       $  2,049,590     $  1,531,050
   Due to parent                                                              1,200,000        1,200,000
   Accrued expenses and other liabilities                                       604,680          518,503
                                                                        -----------------------------------


Total liabilities                                                             3,854,270        3,249,553
                                                                        -----------------------------------

Stockholder's equity:
   Common stock, par value $1 per share; authorized
      100,000 shares; issued and outstanding 50,000 shares                       50,000           50,000
   Additional paid-in capital                                                   789,811          789,811
   Accumulated other comprehensive loss                                        (136,833)        (258,860)
   Retained earnings                                                          4,058,516        3,690,374
                                                                        -----------------------------------
Total stockholder's equity                                                    4,761,494        4,271,325
                                                                        -----------------------------------

Total liabilities and stockholder's equity                                 $  8,615,764     $  7,520,878
                                                                        ===================================


                             Hampshire Funding, Inc.

                              Statements of Income

                                                                               Six months ending June 30,
                                                                               2000               1999
                                                                        --------------------------------------
Revenues:
   Interest income on securities                                            $  497,175          $ 285,369
   Realized gain on sale of collateral loans                                    52,394            332,949
   Program participant fees                                                    133,042            178,448
                                                                        --------------------------------------
                                                                               682,611            796,766

Operating expenses:
   Interest on affiliated loan agreements                                       36,506             25,175
                                                                        --------------------------------------

Income before income taxes                                                     646,105            771,591

Income tax expense                                                             277,962            283,047
                                                                        --------------------------------------

Net income                                                                  $  368,143          $ 488,544
                                                                        ======================================


                             Hampshire Funding, Inc.

                  Statements of Changes in Stockholder's Equity

                         Six months ending June 30, 2000

                                                                                               Accumulated
                                                                                                 Other
                                                      Additional                              Comprehensive            Total
                                        Common         Paid-in             Retained              Income             Stockholder's
                                        Stock          Capital             Earnings              (Loss)                Equity
                                  ---------------   ---------------    ----------------    -------------------    ------------------

Balance at December 31, 1998               50,000          789,811          2,967,330            (426,185)             3,380,956

Comprehensive income
   Net income                                                                 488,544                                    488,544
   Unrealized loss on securities
   available for sale, net of
   tax of $125,655                                                                               (233,360)              (233,360)
                                  ---------------   ---------------    ----------------    -------------------    ------------------


Balance at June 30, 1999             $     50,000     $    789,811       $  3,455,874        $   (659,545)          $  3,636,140
                                  ===============   ===============    ================    ===================    ==================


Balance at December 31, 1999               50,000          789,811          3,690,374            (258,860)             4,271,325

Comprehensive income
   Net income                                                                 368,143                                    368,143
   Unrealized gain on securities
   available for sale, net of
   tax of $86,370                                                                                 122,026                122,026
                                  ---------------   ---------------    ----------------    -------------------    ------------------


Balance at June 30, 2000             $     50,000     $    789,811       $  4,058,517            (136,834)          $  4,761,494
                                  ===============   ===============    ================    ===================    ==================


                             Hampshire Funding, Inc.

                            Statements of Cash Flows

                                                                              Six months ending June 30,
                                                                               2000               1999
                                                                        ---------------------------------------
Operating activities
Net income                                                              $    368,143             $    488,544
Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
     Gain on sale                                                            (52,394)                (332,949)
     Net change in other assets and liabilities                              (76,886)                 272,387
     Change in due to affiliates                                             432,170                  434,463
     Decrease in deferred asset                                               29,203                   29,203
                                                                        ---------------------------------------
Net cash used by operating activities                                        700,236                  891,648

Financing activities

Proceeds from sale of collateral notes receivable                          3,472,515                5,123,340
Loans originated                                                          (3,655,278)              (5,392,989)
                                                                        ---------------------------------------
Net cash used (provided) by financing activities                            (182,763)                (269,989)
                                                                        ---------------------------------------

Increase in cash and cash equivalents                                        517,473                  621,999

Cash and cash equivalents at beginning of year                             1,801,081                1,284,375
                                                                        ---------------------------------------

Cash and cash equivalents at end of period                              $  2,318,554             $  1,906,374
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



                           Hampshire Funding, Inc.
                           -----------------------

                           Registrant



                           \\John A. Weston\\


Date:  July 25, 2000
--------------------       John A. Weston
                           Treasurer, Principal Financial and Accounting Officer