Form 10-Q
period 2000-09-30
HAMPSHIRE FUNDING INC
filed 2000-11-14
CIK 205422

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
------   Exchange Act of 1934
         For the quarterly period ended September 30, 2000
                                        ------------------

         Transition report pursuant to Section 13 or 15(d) of the Securities
------   Exchange Act of 1934 [no fee required]
         For the transition period from               to                  .
                                        -------------    -----------------

         Commission file number 2-79192.
                                -------

                             HAMPSHIRE FUNDING, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    NEW HAMPSHIRE                                        02-0277842
-------------------------------                      -------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

   ONE GRANITE PLACE, CONCORD, NEW HAMPSHIRE               03301
------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (603) 226-5000
                                                   ---------------------

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


Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of September 30, 2000: 50,000 shares, all of which are owned by Jefferson-Pilot Corporation.

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

The Agreement provides for the initial and periodic purchase of the Company's collateral loans receivable by PREFCO or other investors (for which the Bank serves as agent). On July 26, 2000, the Agreement was amended to extend the termination date to July 25, 2001 and to decrease PREFCOs commitment from $55,000,000 to $50,000,000. The Company anticipates the termination date will be extended under the provisions of the Agreement. PREFCO finances purchases of the Company's collateral loans receivables through the issuance of commercial paper.

As of September 30, 2000, the Company sold aggregate loans of $52,103,113 and retained a subordinated interest and servicing rights in the assets transferred aggregating $6,446,520. The cash flows related to the repayment of loans is first used to satisfy all principal and variable interest rate obligations due to PREFCO, investors or the Bank. The retained interest represents the fair value of the Company's future cash flows and obligations that it will receive after all investor obligations are met. The fair value of the Company's retained interest and servicing rights was $5,509,426 at December 31, 1999.

The Company is responsible for servicing, managing and collecting all receivables and loan repayments, monitoring the underlying collateral and reporting all activity to the Bank for which it receives an annual service fee (collected monthly in arrears) calculated as 2% of outstanding receivables. The Company received service fees of $725,526 and $756,648 as of September 30, 2000 and 1999, respectively.

As servicing agent for the loans sold, the Company collected loan prepayments of $7,529,906 at September 30, 2000 and $8,376,629 for the same period in 1999, which were paid to PREFCO (one month in arrears) to satisfy principal and variable interest obligation due. The Company originated new loans of $5,294,438 and $6,473,310 as of September 30, 2000 and 1999, respectively, which were sold to PREFCO.

The Agreement includes a Performance Guarantee by Jefferson-Pilot Corporation that the Company will service the receivables sold and administer all aspects of the Programs in accordance with the terms and conditions of the Agreement. The Performance Guarantee contains restrictions on the debt of the Guarantor and the collateral value monitored by the Company.

During 1998, the Company entered into an intercompany loan agreement with Jefferson-Pilot Corporation whereby it may borrow funds for working capital needs at short-term interest rates. At September 30, 2000, and 1999, the Company had borrowed $1,200,000.

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

Working capital in the third quarter of 2000 and 1999 was provided by servicing fees from collateral loans sold, loans from Jefferson-Pilot Corporation and interest earned on investments.

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


RESULTS OF OPERATIONS

The Company concluded the nine months ended September 30, 2000 with net income of $543,868 as compared to net income of $771,643 for the same period in 1999.

Total revenues through September 30, 2000 were $1,013,593 versus $1,290,586 in 1999. The Company's revenues are derived from income on its retained interest in the loans sold to investors and realized gains. Although the Company's retained interest and income on its retained interest has grown year over year, this increase has been offset by a decline in realized gains in connection with the sale of loans. Gains (or losses) for each sale of receivables are determined by allocating the carrying value of the receivables sold between the portion sold and the interest retained based on their relative fair value. The Company estimates the fair value of its retained interest based on the present value of future cash flows expected from the sold receivables.

Program fees include placement, administrative and termination fees as well as charges for special services. For the nine months ended September 30, 2000 and 1999 the number of Programs administered by the Company were 3,389 and 4,135, respectively.

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

                 (e)    Performance Guarantee by        Form 10-K filed
                        Jefferson-Pilot Corporation     March 31, 1998, for the
                                                        year ended December 31,
                                                        1997, pp. 76-83


                 (f)    Amendment No. 1 to the          Form 10-K filed
                        Receivables Purchase Agreement  March 31, 1999, for the
                        among the Company, Investors,   year ended December 31,
                        Preferred Receivables Funding   1999, pp 31-33
                        Corporation and First National
                        Bank of Chicago dated June 29, 1998

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


         (27)           Financial Data Schedule


      (b) Reports on Form 8-K

          No Reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.

                             HAMPSHIRE FUNDING, INC.

                        STATEMENTS OF FINANCIAL CONDITION

                                                                          SEPTEMBER 30      DECEMBER 31
                                                                              2000             1999
                                                                         -------------------------------
ASSETS
Cash and cash equivalents                                                  $  2,615,853     $  1,801,081
Accounts receivable from customers                                               61,845            5,951
                                                                         -------------------------------
Total current assets                                                          2,677,698        1,807,032

Interests retained from loan sales                                            6,446,520        5,509,426
Deferred asset                                                                  160,616          204,420
                                                                         -------------------------------
Total assets                                                               $  9,284,834     $  7,520,878
                                                                         ===============================
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
   Due to affiliates                                                       $  1,974,232     $  1,531,050
   Due to parent                                                              1,206,480        1,200,000
   Accrued expenses and other liabilities                                     1,028,637          518,503
                                                                         -------------------------------
Total Liabilities                                                             4,209,349        3,249,553
                                                                         -------------------------------
Stockholder's equity:
   Common stock, par value $1 per share; authorized
      100,000 shares; issued and outstanding 50,000 shares                       50,000           50,000
   Additional paid-in capital                                                   789,811          789,811
   Accumulated other comprehensive loss                                           1,432         (258,860)
   Retained earnings                                                          4,234,242        3,690,374
                                                                         -------------------------------
Total stockholder's equity                                                    5,075,485        4,271,325
                                                                         -------------------------------
Total liabilities and stockholder's equity                                 $  9,284,834     $  7,520,878
                                                                         ===============================

                             HAMPSHIRE FUNDING, INC.

                              STATEMENTS OF INCOME


                                                                          NINE MONTHS ENDING SEPTEMBER 30,
                                                                               2000               1999
                                                                          --------------------------------
Revenues:
   Interest income on securities                                            $  754,640         $  677,068
   Realized gain on sale of collateral loans                                    62,582            359,505
   Program participant fees                                                    196,371            254,013
                                                                          --------------------------------
                                                                             1,013,593          1,290,586
Operating expenses:
   Interest on affiliated loan agreements                                       56,482             41,088
                                                                          --------------------------------

Income before income taxes                                                     957,111          1,249,498

Income tax expense                                                             413,243            477,855
                                                                          --------------------------------

Net income                                                                  $  543,868         $  771,643
                                                                          ================================

                             HAMPSHIRE FUNDING, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                      NINE MONTHS ENDING SEPTEMBER 30, 2000

                                                                                    ACCUMULATED
                                                                                       OTHER
                                                     ADDITIONAL                    COMPREHENSIVE      TOTAL
                                       COMMON         PAID-IN         RETAINED         INCOME      STOCKHOLDER'S
                                       STOCK          CAPITAL         EARNINGS         (LOSS)         EQUITY
                                   -------------   -------------   -------------   -------------   -------------
Balance at December 31, 1998              50,000         789,811       2,967,330        (426,185)      3,380,956

Comprehensive income
  Net income                                                             771,643                         771,643
  Unrealized loss on securities
  available for sale, net of tax
  of $106,231                                                                           (197,284)       (197,284)
                                   -------------   -------------   -------------   -------------   -------------


Balance at September 30, 1999      $      50,000   $     789,811   $   3,738,973   $    (623,469)  $   3,955,315
                                   =============   =============   =============   =============   =============


Balance at December 31, 1999              50,000         789,811       3,690,374        (258,860)      4,271,325

Comprehensive income
  Net income                                                             543,868                         543,868
  Unrealized gain on securities
  available for sale, net of tax
  of $160,821                                                                            260,292         260,292
                                   -------------   -------------   -------------   -------------   -------------


Balance at September 30, 2000      $      50,000   $     789,811   $   4,234,242   $       1,432   $   5,075,485
                                   =============   =============   =============   =============   =============

                             HAMPSHIRE FUNDING, INC.

                            STATEMENTS OF CASH FLOWS

                                                     NINE MONTHS ENDING SEPTEMBER 30,
                                                            2000             1999
                                                    ----------------------------------
OPERATING ACTIVITIES
Net income                                          $       543,868    $       771,643
Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
     Gain on sale                                           (62,582)          (359,505)
     Net change in other assets and liabilities             265,563           (196,183)
     Change in due to affiliates                            288,841            257,227
     Decrease in deferred asset                              43,804             43,804
                                                    ----------------------------------
Net cash used by operating activities                     1,079,494            516,986

FINANCING ACTIVITIES

Proceeds from sale of collateral notes receivable         5,029,716          6,148,615
Loans originated                                         (5,294,438)        (6,472,226)
                                                    ----------------------------------
Net cash used (provided) by financing activities           (264,722)          (323,611)
                                                    ----------------------------------

Increase in cash and cash equivalents                       814,772            193,375

Cash and cash equivalents at beginning of year            1,801,081          1,284,375
                                                    ----------------------------------

Cash and cash equivalents at end of period          $     2,615,853    $     1,477,750
                                                    ==================================

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           HAMPSHIRE FUNDING, INC.

                           Registrant



                           \\John A. Weston\\


DATE: NOVEMBER 13, 2000
                           John A. Weston
                           Treasurer, Principal Financial and Accounting Officer