Form 10-K
period 2000-12-31
HAMPSHIRE FUNDING INC
filed 2001-03-30
CIK 205422

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)

 X       Annual report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934 [fee required]
         For the fiscal year ended December 31, 2000
                                   -----------------

         Transition report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934 [no fee required]
         For the transition period from _______________ to  _______________.


         Commission file number  2-79192 .
                                ---------

                             HAMPSHIRE FUNDING, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        NEW HAMPSHIRE                                           02-0277842
-------------------------------                         ------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

   ONE GRANITE PLACE, CONCORD, NEW HAMPSHIRE                      03301
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

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. NONE

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of March 30, 2001: 50,000 shares, all of which are owned by Jefferson-Pilot Corporation.

                       DOCUMENTS INCORPORATED BY REFERENCE

NONE

The total number of pages, including exhibits, is 33, and the exhibit index appears on pages 24 through 26.

                                     PART I

ITEM 1 - BUSINESS

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

(b)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         Revenues, operating profit and loss, and identifiable assets for the five years ended December 31, 2000, are included in Item 6 - Selected Financial Data and Item 8 - Financial Statements and Supplementary Data.

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


                                    2 of 33

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

         Revenues derived from Participant Programs include gain on sales of loans and servicing, interest income on securities and Program participant fees. For the years ended December 31, 2000, 1999 and 1998 such revenues were as follows:

                                             2000           1999           1998
                                             ----           ----           ----
         Loan sales and servicing        $   688,573    $   692,208    $   581,545
         Interest                            387,455        331,077        339,802
         Program participant fees            255,398        327,372        413,726

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


                                    3 of 33

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

ITEM 3 - LEGAL PROCEEDINGS

The Company may become involved from time to time with legal proceedings arising out of the ordinary course of its business. For the year ended December 31, 2000, the Company was not involved in any material legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2000 to a vote of security holders.


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

ITEM 6 - SELECTED FINANCIAL DATA

Selected Results of Operations
  Data: Year Ended December 31,       2000            1999            1998            1997          1996
                                  ------------   -------------   -------------   -------------   -----------
Total Revenue                     $  1,331,426   $   1,350,657   $   1,335,073   $   5,279,533   $ 4,948,442
                                  ============   =============   =============   =============   ===========

Net Income                        $    714,883   $     723,044   $     780,583   $     597,624   $   308,341
                                  ============   =============   =============   =============   ===========

Dividends Per Common share        $       --     $        --     $        --     $        --     $      --
                                  ============   =============   =============   =============   ===========

Selected Balance Sheet Data:
  December 31,                            2000            1999            1998            1997          1996
                                  ------------   -------------   -------------   -------------   -----------

Total Assets(1)                   $  8,385,285   $   7,520,878   $   5,861,387   $   4,978,870   $54,549,392
                                  ============   =============   =============   =============   ===========

Loans Payable(2)                  $              $           0   $           0   $           0   $50,851,618
                                  ============   =============   =============   =============   ===========

(1) On December 31, 1997, the Company sold its aggregate collateral notes receivable of $55,783,965. The Company received proceeds of $52,994,767 and retained a subordinated interest and servicing rights in the assets transferred aggregating $2,789,198. As of December 31, 2000 the Company's subordinated interest and servicing rights in the assets transferred was $6,500,825, compared to $5,509,426 at December 31, 1999 (See Item 7 -
    Management's Discussion and Analysis of Financial Condition and Results of Operations.)

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


                                    5 of 33

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company administers investment programs (the "Programs") which coordinate the acquisition of mutual fund shares and insurance over a period of ten years. Under the Programs, Participants purchase life and health insurance from affiliated Insurance Companies. and finance the premiums through a series of loans secured by mutual fund shares. Upon issuance of a policy by an Insurance Company, the Company makes a loan to the Participant in an amount equal to the selected premium mode. As each premium becomes due, if not paid in cash, a new loan equal to the next premium and administrative fee is made and added to the Participant's account indebtedness ("Account Indebtedness"). Thus, interest, as well as principal, is borrowed and mutual fund shares are pledged as collateral. Each loan made by the Company must initially be secured by mutual fund shares which have a value of at least 250% of the loan, except for the initial premium loan of Programs using certain no-load funds, where the collateral requirement is 180%. In addition, the aggregate value of all mutual fund shares pledged as collateral must be at least 150% of the Participant's total Account Indebtedness. If the value of the shares pledged to the Company declines below 130% of the Account Indebtedness, the Company will terminate the Programs and liquidate shares sufficient to repay the indebtedness.

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

The Agreement provides for the initial and periodic purchase of the Company's collateral loans receivable by PREFCO or other investors (for which the Bank serves as agent). On June 26, 2000, the Agreement was amended to extend the termination date to July 26, 2000. On July 26, 2000 the Agreement was amended to extend the termination date to July 25, 2001 and to decrease PREFCOs commitment from $55,000,000 to $50,000,000. The Company anticipates the termination date will be extended under the provisions of the Agreement. PREFCO finances purchases of the Company's collateral loans receivables through the issuance of commercial paper.

As of December 31, 2000, the Company had sold aggregate loans of $50,942,576 and has retained a subordinated interest and servicing rights in the assets transferred aggregating $6,500,825. The cash flows related to the repayment of loans is first used to satisfy all principal and variable interest rate obligations due to PREFCO, investors or the Bank. The retained interest represents the fair value of the Company's future cash flows and obligations that it will receive after all investor obligations are met. The fair value of the Company's retained interest and servicing rights was $5,509,426, $4,301,000, and $2,789,198 at December 31, 1999, 1998 and 1997 respectively.

The Company is responsible for servicing, managing and collecting all receivables and loan repayments, monitoring the underlying collateral and reporting all activity to the Bank for which it receives an annual service fee (collected monthly in arrears) calculated as 2% of outstanding receivables. The Company received $954,745, $1,004,364 and $1,028,796 in service fees during 2000, 1999 and 1998.

As servicing agent for the loans sold, the Company collected loan prepayments of $9,716,659 during 2000 and $11,182,062 in 1999, which were paid to PREFCO (one month in arrears) to satisfy principal and variable interest obligation due. The Company originated new loans of $6,802,549 during 2000, and $8,506,006 in 1999, which were sold to PREFCO.

The Agreement includes a Performance Guarantee by Jefferson-Pilot Corporation that the Company will service the receivables sold and administer all aspects of the Programs in accordance with the terms and conditions of the Agreement. The Performance Guarantee contains restrictions on the debt of the Guarantor and the collateral value monitored by the Company.


                                    6 of 33

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

During 1998, the Company entered into an intercompany loan agreement with Jefferson-Pilot Corporation whereby it may borrow funds for working capital needs at short-term interest rates. At December 31, 2000 the company had borrowed $438,261 compared to $1,200,000 at December 31, 1999.

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

Working capital in 2000, 1999, and 1999 was provided by servicing fees from collateral loans sold, loans from Jefferson-Pilot Corporation and interest earned on investments.

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

RESULTS OF OPERATIONS

The Company concluded the year ended December 31, 2000 with net income of $714,883 as compared to net income of $723,044 in 1999 and $780,583 in 1998.

Total revenues through December 31, 2000 were $1,331,426 versus $1,350,657 in 1999 and $1,335,073 in 1998. The Company's revenues are derived from program fees, income on its retained interest in the loans sold to investors, and realized gains. Although the Company's retained interest and income on its retained interest has grown over the last three years, this increase has been offset by a decline in realized gains in connection with the sale of loans. Gains (or losses) for each sale of receivables are determined by allocated the carrying value of the receivables sold between the portion sold and the interest retained based on their relative fair value. The Company


                                    7 of 33
estimates the fair value of its retained interest based on the present value of future cash flows expected from the sold receivables.

Interest expense was $72,146, $58,159 and $19,969 for the years ended December 31, 2000, 1999 and 1998, respectively. The average interest rates of 6.26%, 5.11% and 5.47% were paid on average outstanding loans due to affiliates of $1,070,817, $1,200,000, $500,000 in 2000, 1999 and 1998, respectively.

The Company receives fee income for continuing to service sold receivables. The Company capitalizes the present value of expected servicing fee income in excess of the related cost of servicing over the estimated life of the sold receivables.

Program fees include placement, administrative and termination fees as well as charges for special services. Program fees continue to decline as programs terminate and mature. For the years ended December 31, 2000, 1999 and 1998 the number of Programs administered by the Company were 3,199, 3,952 and 4,819, respectively.

In the future, the Company may realize a gain or loss on the securitization of future collateral notes receivable which may impact future earnings.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements included herein are listed in the following index.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE REFERENCES
                                                                                        ---------------
Statements of Financial Condition - December 31, 2000 and 1999                                 10
Statements of Income - Years ended December 31, 2000, 1999, and 1998                           11
Statements of Stockholder's Equity - Years ended December 31, 2000, 1999, and 1998             12
Statements of Cash Flows - Years ended December 31, 2000, 1999, and 1998                       13
Notes to Financial Statements                                                                  14

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


                                    8 of 33

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Hampshire Funding, Inc.


We have audited the accompanying statements of financial condition of Hampshire Funding, Inc. as of December 31, 2000 and 1999, and the related statements of income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hampshire Funding, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                               Ernst & Young LLP


Boston, Massachusetts
March 16, 2001


                                    9 of 33

                             HAMPSHIRE FUNDING, INC.

                        STATEMENTS OF FINANCIAL CONDITION


                                                                                   DECEMBER 31
                                                                              2000             1999
                                                                        -----------------------------------
ASSETS
Cash and cash equivalents                                                 $ 1,737,684      $ 1,801,081
Interests retained from loan sales, at fair  value                          6,269,671        5,231,410
Servicing asset (fair value of $434,827 and $278,016 at December 31,
   2000 and 1999, respectively)                                               231,154          278,016
Other                                                                         146,776          210,371
                                                                        -----------------------------------

Total assets                                                              $ 8,385,285      $ 7,520,878
                                                                        ===================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
   Due to affiliates                                                        1,809,680        1,531,050
   Due to parent                                                              438,261        1,200,000
   Accrued expenses and other liabilities                                     960,385          518,503
                                                                        -----------------------------------
     Total liabilities                                                      3,208,326        3,249,553
                                                                        -----------------------------------

Stockholder's equity:
   Common stock, par value $1 per share; authorized
      100,000 shares; issued and outstanding 50,000 shares                     50,000           50,000
   Additional paid-in capital                                                 789,811          789,811
   Retained earnings                                                        4,405,257        3,690,374
   Accumulated other comprehensive loss                                       (68,109)        (258,860)
                                                                        -----------------------------------
Total stockholder's equity                                                  5,176,959        4,271,325
                                                                        -----------------------------------

Total liabilities and stockholder's equity                                $ 8,385,285      $ 7,520,878
                                                                        ===================================


SEE ACCOMPANYING NOTES.


                                    10 of 33

                             HAMPSHIRE FUNDING, INC.

                              STATEMENTS OF INCOME

                                                       YEAR ENDED DECEMBER 31
                                              2000              1999             1998
                                        -----------------------------------------------------
Revenues:
   Loan sales and servicing               $    688,573      $    692,208     $    581,545
   Interest                                    387,455           331,077          339,802
   Program participant fees                    255,398           327,372          413,726
                                        -----------------------------------------------------
                                             1,331,426         1,350,657        1,335,073

Operating expenses:
   Interest on affiliate borrowings             72,146            58,159           19,969
                                        -----------------------------------------------------

Income before income taxes                   1,259,280         1,292,498        1,315,104

Income tax expense                             544,397           569,454          534,521
                                        -----------------------------------------------------

Net income                                $    714,883      $    723,044     $    780,583
                                        =====================================================


SEE ACCOMPANYING NOTES.


                                    11 of 33

                             HAMPSHIRE FUNDING, INC.

                       STATEMENTS OF STOCKHOLDER'S EQUITY

                                                                                               ACCUMULATED
                                                        ADDITIONAL                                OTHER
                                       COMMON            PAID-IN            RETAINED          COMPREHENSIVE
                                       STOCK             CAPITAL            EARNINGS              LOSS                TOTAL
                                  -----------------  -----------------  -----------------  --------------------  -----------------
Balance at December 31, 1997        $    50,000        $   789,811        $ 2,186,747        $         -           $ 3,026,558

   Net income                                                                 780,583                                  780,583
   Unrealized loss on securities
   available for sale, net of
   tax of $291,841                                                                              (426,185)             (426,185)
                                                                                                                 -----------------
   Comprehensive income                                                                                                354,398
                                  -----------------  -----------------  -----------------  --------------------  -----------------

Balance at December 31, 1998             50,000            789,811          2,967,330           (426,185)            3,380,956

   Net income                                                                 723,044                                  723,044
   Change in unrealized loss on
   securities available for
   sale, net of tax of ($131,791)                                                                167,325               167,325
                                                                                                                 -----------------
   Comprehensive income                                                                                                890,369
                                  -----------------  -----------------  -----------------  --------------------  -----------------

Balance at December 31, 1999             50,000            789,811          3,690,374           (258,860)            4,271,325

   Net income                                                                 714,883                                  714,883
   Change in unrealized loss on
   securities available for
   sale, net of tax of ($102,712)                                                                 190,751              190,751
                                                                                                                 -----------------
   Comprehensive income                                                                                                905,634
                                  -----------------  -----------------  -----------------  --------------------  -----------------
Balance at December 31, 2000        $    50,000        $   789,811        $ 4,405,257        $   (68,109)          $ 5,176,959
                                  =================  =================  =================  ====================  =================


SEE ACCOMPANYING NOTES


                                    12 of 33

                             HAMPSHIRE FUNDING, INC.

                            STATEMENTS OF CASH FLOWS

                                                                           YEAR ENDED DECEMBER 31
                                                                2000                1999                1998
                                                         ------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                 $      714,883      $      723,044      $      780,583
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Amortization of deferred charge                               58,407              58,405              66,175
     Amortization of servicing asset                               46,862             100,517             101,075
     Deferred tax benefit                                         (44,335)
     Gain on sales of loans                                       (56,325)           (125,485)           (339,086)
     Net change in other assets and liabilities                    98,725              11,822              55,257
     Change in due to affiliates                                  220,253             173,683            (378,371)
                                                         ------------------------------------------------------------
Net cash provided by operating activities                       1,038,470             941,986             285,633


FINANCING ACTIVITIES
Proceeds from sale of collateral notes receivable               6,462,421           8,080,726           9,484,651
Loans originated                                               (6,802,549)         (8,506,006)         (9,983,843)
(Repayment of) proceeds from affiliated loan agreements
                                                                 (761,739)                              1,200,000
                                                         ------------------------------------------------------------
Net cash (used in) provided by financing activities            (1,101,867)           (425,280)            700,808
                                                         ------------------------------------------------------------

(Decrease) increase in cash and cash equivalents                  (63,397)            516,706             986,441

Cash and cash equivalents at beginning of year                  1,801,081           1,284,375             297,934
                                                         ------------------------------------------------------------

Cash and cash equivalents at end of year                   $    1,737,684      $    1,801,081      $    1,284,375
                                                         ============================================================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the year for:
       Interest                                            $       72,146      $       58,159      $       19,969
       Income taxes                                               516,312             613,598             675,056


SEE ACCOMPANYING NOTES.


                                    13 of 33

                             HAMPSHIRE FUNDING, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


1.  ACCOUNTING POLICIES

ORGANIZATION

Hampshire Funding, Inc. (the Company), a wholly-owned subsidiary of Jefferson-Pilot Corporation, administers programs that coordinate the acquisition of mutual fund shares and insurance (Programs). Under the Programs, insurance premiums are paid by Participants through a series of loans from the Company and secured by Participant's ownership of mutual fund shares. The objective of a Program is the utilization of the appreciation, if any, in the value of the mutual fund shares and the reinvestment of dividends or capital gain distributions thereon to aid in offsetting the principal and accumulated interest on the loans. All Programs are ten years in length and no payments are due until Programs are terminated or mature.

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

USE OF ESTIMATES

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

PROGRAM LOAN SALES

When the Company sells program loans, it retains interest-only strips, servicing rights and 5% of each loan sold, all of which are retained interests in the securitized receivables. Gain or loss on sale of the receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. However, quotes are generally not available for


                                    14 of 33
retained interest, so the Company generally estimates fair value based on the present value of future expected cash flows estimated using management's best estimates of the key assumptions - termination and discount rates commensurate with the risks involved.

SERVICING ASSET

The Company receives fee income for continuing to service sold receivables equal to 2% of outstanding receivables. The Company capitalizes the present value of expected servicing fee income in excess of the related cost of servicing over the estimated life of the sold receivables (net servicing income). To the extent that net servicing income varies from management's estimates, the servicing asset may amortize faster or slower than anticipated. The Company assesses the carrying value of its servicing asset annually using anticipated future cash flows associated with the asset. The asset will be written-down to the extent that estimated fair value is less than carrying value at the balance sheet date. No adjustment is recorded for fair values which exceed carrying values at the balance sheet date.

Subsequent to initial recognition, capitalized servicing rights are carried at the lower of amortized initial fair value or current fair value, as the Company is required to assess the carrying value only for impairment or additional obligation.

No adjustment for impairment or additional obligation with respect to capitalized servicing rights has been recorded by the Company.

RECOGNITION OF REVENUES

Interest on assets retained from loan sales and administrative fees charged to Participants for establishing and maintaining Programs are recognized as revenue when earned.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on deposit at financial institutions and short-term corporate notes carried at cost, which approximates market value.

RECLASSIFICATIONS

Certain amounts in the financial statements for prior years have been reclassified to conform with the current year's presentation.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended, which is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, the adoption of the new Statement will not have a significant effect on earnings or the financial position of the Company.

In September 2000, the FASB issued Statement No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, that replace, in its entirety, FASB Statement No. 125. Although Statement 140 has changed many of the rules regarding securitizations, it continues to require an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. As required the Company will apply the new rules prospectively to transactions beginning in the second quarter of 2001. Based on current circumstances, the Company believes the application of the new rules will not have a material impact on its financial statements.


                                    15 of 33

2.  SALE OF COLLATERAL NOTES RECEIVABLE PORTFOLIO

On December 31, 1997, the Company entered into a Receivables Purchase Agreement (the Agreement) with Preferred Receivables Funding Corporation (PREFCO), wholly owned subsidiary of First National Bank of Chicago (the Bank).

The Agreement provides for the initial and periodic purchase of the Company's collateral loans receivable by PREFCO or other investors (for which the Bank serves as agent). On June 26, 2000, the Agreement was amended to extend the termination date to July 26, 2000. On July 26, 2000, the Agreement was amended to extend the termination date to July 25, 2001 and decrease PREFCOs commitment from $55,000,000 to $50,000,000. The Company anticipates the termination date will be extended under the provisions of the Agreement. PREFCO finances purchases of the Company's collateral loans receivables through the issuance of commercial paper.

During 2000, the Company sold program loans in securitization transactions, and in each case the Company retained servicing responsibilities and subordinated interests. The Company receives annual servicing fees of 2 percent of the outstanding balance and rights to future cash flows arising after the purchaser of the loans has received the return for which they contracted. The investor in the loans has no recourse to the Company's other assets for failure of debtors to pay when due. The Company's retained interests are subordinate to the investor's interests. Their value is subject to credit and prepayment risks on the transferred financial assets, although the loans are fully secured by shares in mutual funds. During 2000, the Company used termination and discount rates of 26% and 15% respectively, to measure the retained interests on the dates the loans were sold.

At December 31, 2000, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate adverse changes in those assumptions are as follows:

Carrying Amount/fair value of retained interests              $  6,269,671
Weighted-average life                                            3.5 years

TERMINATION RATE ASSUMPTION (ANNUAL)                                   26%
    Rate increases to 30%                                     $     79,391
    Rate increases to 35%                                     $    173,545

RESIDUAL CASH FLOWS DISCOUNT RATE (ANNUAL)                             15%
    Rate increases to 17%                                     $   (512,282)
    Rate increases to 19%                                     $   (979,387)

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based upon the varying of assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption, in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which might magnify or counteract the sensitivities.

At December 31, 2000, the outstanding balance of loans sold by the Company under the Agreement was $50,942,576 compared to $54,360,208 in 1999. The Company received gross servicing income of $954,745, $1,004,364 and $1,028,796 for the years ended December 31, 2000, 1999 and 1998, respectively.


                                    16 of 33

3.  INTEREST RETAINED FROM RECEIVABLE SALES, NET

The amortized cost and gross unrealized gains and losses and estimated fair value of retained interests in loan sales at December 31, 2000 and 1999 are shown below. Expected maturities may differ from contractual maturities as the Programs underlying the securities may be terminated prior to contractual maturity.

                                                                       DECEMBER 31, 2000
                                       -----------------------------------------------------------------------------------
                                                                 UNREALIZED             UNREALIZED             FAIR
                                               COST                 GAINS                 LOSSES               VALUE
                                       -------------------- --------------------- -------------------- --------------------
Residual principal certificates due
   five years through ten years             $ 1,681,294      $          758            $                    $ 1,682,052

Interest-only strip receivables due
   five years through ten years               4,693,160                                   (105,541)           4,587,619
                                       -------------------- --------------------- -------------------- --------------------
                                            $ 6,374,454      $          758            $  (105,541)         $ 6,269,671
                                       ==================== ===================== ==================== ====================

                                                                       DECEMBER 31, 1999
                                       -----------------------------------------------------------------------------------
                                                                 UNREALIZED            UNREALIZED                FAIR
                                               COST                 GAINS                LOSSES                  VALUE
                                       -------------------- --------------------- -------------------- --------------------
Residual principal certificates due
   five years through ten years             $ 1,901,986          $                     $   (15,453)         $ 1,886,533

Interest-only strip receivables due
   five years through ten years               3,030,307              314,570                                  3,344,877
                                       -------------------- --------------------- -------------------- --------------------
                                            $ 4,932,293          $   314,570           $   (15,453)         $ 5,231,410
                                       ==================== ===================== ==================== ====================

Residual principal represents a 5% undivided interest in the receivables and capitalized interest sold by the Company at the time of each sale. As the sold principal is fully amortized prior to amortization of the retained principal, the Company's undivided interest may not represent 5% of the total outstanding receivables subsequent to the date of each sale.

Interest-only strip receivables represent the Company's right to interest in excess of the sum paid to the purchaser of the loans.

All of the interests retained are subordinated to the payment of principal and permitted interest to the bank-sponsored commercial paper conduit, and are initially recorded at their respective fair values. As permitted by the provisions of Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, the Company classifies interests retained as available-for-sale securities. As a result, unrealized gain and unrealized losses not deemed to be other-than-temporary are included in comprehensive income as a separate component of stockholder's equity.


                                    17 of 33

4.  INCOME TAXES

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

Significant components of income tax expense for the years ended December 31, were as follows:

                                      2000                1999                1998
                                      ----                ----                ----
  Current:
      Federal                    $     443,444      $      389,331       $     421,421
      State                            145,288             180,123             113,100
                               -----------------------------------------------------------
           Total current               588,732             569,454             534,521

  Deferred:
      Federal                          (36,577)                  0                   0
      State                             (7,758)                  0                   0
                               -----------------------------------------------------------
           Total deferred              (44,335)                  0                   0

                                 $     544,397      $      569,454       $     534,521
                               ===========================================================

Deferred tax assets are comprised of the following at December 31:

                                                             2000                1999
                                                             ----                ----
  Impact of loan sales                                  $      141,528     $      97,193
  Unrealized loss on securities available for sale              36,674           160,050
                                                      -------------------------------------
                                                        $      178,202     $     257,243
                                                      =====================================

Federal income taxes have been provided at the statutory rate of 35%, less the benefit for the deduction of state income taxes.

The deferred assets are included in due to affiliates in the statement of financial condition.

5.  TRANSACTIONS WITH AFFILIATES

In 1998, the Company entered into an intercompany loan agreement with Jefferson-Pilot Corporation whereby the Company may borrow funds for working capital needs at short-term interest rates. At December 31, 2000, the Company had borrowed $438,261 which is included in amount due to parent.

The Programs, and most mutual fund shares offered in conjunction with the Programs, are sold through Jefferson Pilot Securities, a registered broker-dealer.


                                    18 of 33

Substantially all general and administrative expenses are allocated to the Company by JP Life in accordance with mutually agreed upon cost allocation methods that the Company and JP Life believe reflect a proportional allocation of common expenses and which are commensurate for the performance of the applicable duties. The Company paid allocated expenses of $396,113, $621,403 and $692,068 for the years ended December 31, 2000, 1999 and 1998, respectively. These expenses are included in the calculation of the expected cash flows for purposes of determining income related to programs sales, therefore are not shown as expenses in the statements of income.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth information relating to Directors and Executive Officers of the Company as of December 31, 2000.

         NAME(1)                        AGE           POSITION(2)
         ----                           ---           --------
         Ronald R. Angarella             42           President, Chairman and Director
         Dennis R. Glass                 51           Director
         John C. Ingram                  56           Director
         John A. Weston                  41           Treasurer
         Russell C. Simpson              45           Vice President and Chief Financial Officer
         Charles C. Cornelio             41           Vice President
         Carol R. Hardiman               46           Vice President, Administration
         Shari J. Lease                  46           Secretary
         Robert A. Reed                  58           Vice President and Assistant Secretary

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


                                    19 of 33

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

----------------------------------

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


                                    20 of 33

                             HAMPSHIRE FUNDING, INC.
                                One Granite Place
                          Concord, New Hampshire 03301

                               BOARD OF DIRECTORS
                                December 31, 2000
--------------------------------------------------------------------------------
Ronald R. Angarella
24 Longview Drive
Bow, NH  03304

Dennis R. Glass
Three Lochridge Court
Greensboro, NC 27408

John C. Ingram
3302 Wynnewood Drive
Greensboro, NC 27408


                                    21 of 33

                             HAMPSHIRE FUNDING, INC.
                                One Granite Place
                          Concord, New Hampshire 03301

                                    OFFICERS
                                December 31, 2000

--------------------------------------------------------------------------------
President                                          Ronald R. Angarella
                                                   24 Longview Drive
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

Vice President                                     Charles C. Cornelio
                                                   1802 Regents Park Lane
                                                   Greensboro, NC 27455

Vice President and Chief Financial Officer         Russell C. Simpson
                                                   6002 Early Trail
                                                   Summerfield, NC 27358

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

Assistant Treasurer                                Donna M. Wilbur
                                                   21 Dwinell Drive
                                                   Concord, NH 03301

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The table below sets forth ownership of the Company's issued and outstanding common stock as of March 30, 2001.

         Title of          Name and Address                     Amount and Nature of                Percent of
          Class           of Beneficial Owner                   Beneficial Ownership                   Class
         -------          -------------------                   ---------------------               -----------
         Common           Jefferson-Pilot Corporation          50,000 shares of record                  100
                          100 N. Greene Street
                          Greensboro, NC  27401

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


         The Company has an intercompany loan agreement with Jefferson-Pilot Corporation, whereby it may borrow money at short-term interest rates. At December 31, 2000 the Company has $438,261 of loans outstanding.

         On December 30, 1997, the Company sold its investment in its wholly-owned subsidiary, Hampshire Syndications, Inc. to Jefferson-Pilot Investments, Inc.

(b)      CERTAIN BUSINESS RELATIONSHIPS

         See Item 10, Directors and Executive Officers of the Registrant.


                                    23 of 33

                                     Part IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      This portion of item 14 appears on page 8 of this report.

(b)      No Form 8-K was filed in the fourth quarter of 2000.

(c)      Exhibits

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


                                    24 of 33


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


                       (g)  Amendment No. 2 to the Receivables          Form 10-K, filed
                            Receivables Purchase Agreement              March 30, 2000, for the year
                            among the Company, Investors,               ended December 31, 1999
                            Preferred Receivables Funding
                            Corporation and First National Bank
                            of Chicago dated June 29, 1999



            (ii)     Filed by enclosure.

         Reg S-K
         Item 601

            (10)       (a)  Amendment No. 3  to the Receivables         pp. 28-30
                            Receivables Purchase Agreement
                            among the Company, Investors, Preferred
                            Receivables Funding Corporation and
                            Bank One, NA dated June 26, 2000

                       (b)  Amendment No. 4 to the Receivables          pp. 31-33
                            Receivables Purchase Agreement
                            among the Company, Investors, Preferred
                            Receivables Funding Corporation and
                            Bank One, NA dated July 26, 2000


                                    25 of 33

         (d) Financial Statement Schedules

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

DATE:    March  29, 2001                 HAMPSHIRE FUNDING, INC.


                                         By: /s/  RONALD R. ANGARELLA
                                             ----------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Name                           Title                        Date
          ----                           -----                        ----

/s/ RONALD R. ANGARELLA           President and Director          March 29, 2001
----------------------------
    Ronald R. Angarella

/s/ DENNIS R. GLASS               Director                        March 29, 2001
----------------------------
    Dennis R. Glass

/s/ JOHN C. INGRAM                Director                        March 29, 2001
----------------------------
    John C. Ingram

/s/ JOHN A. WESTON                Treasurer                       March 29, 2001
----------------------------
    John A. Weston

/s/ RUSSELL C. SIMPSON            Vice President and              March 29, 2001
----------------------------      Chief Financial Officer
    Russell C. Simpson


                                    27 of 33