Form 10-Q
period 2001-03-31
HAMPSHIRE FUNDING INC
filed 2001-05-14
CIK 205422

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)

  X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----     Exchange Act of 1934
          For the quarterly period ended March 31, 2001

          Transition report pursuant to Section 13 or 15(d) of the Securities
-----     Exchange Act of 1934 [no fee required]
          For the transition period from _________________ to _______________.

         Commission file number 2-79192 .


                             HAMPSHIRE FUNDING, INC.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)


         NEW HAMPSHIRE                                     02-0277842
----------------------------------               -------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

              ONE GRANITE PLACE, CONCORD, NEW HAMPSHIRE       03301
           -------------------------------------------------------------
              (Address of principal executive offices)     (Zip Code)

                                 (603) 226-5000
                      ------------------------------------
               Registrant's telephone number, including area code


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
                                                       YES    X      NO
                                                           --------     --------


Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of March 31, 2001: 50,000 shares, all of which are owned by Jefferson-Pilot Corporation.

                       DOCUMENTS INCORPORATED BY REFERENCE

                      The exhibit index appears on page 10

INDEX
                             HAMPSHIRE FUNDING, INC.


PART I.  FINANCIAL INFORMATION

     ITEM 1.   Financial Statements (Unaudited)

               Condensed Statements of Financial Condition - March 31, 2001 and December 31, 2000

               Condensed Statements of Income - Three months ended March 31, 2001 and 2000

               Condensed Statements of Stockholder's equity - Three months ended March 31, 2001 and 2000

               Condensed Statements of Cash Flows - Three months ended March 31, 2001 and 2000

               Notes to condensed financial statements - March 31, 2001


     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     ITEM 3.   Quantitative and Qualitative Disclosure of Market Risk


PART II.  OTHER INFORMATION

     ITEM 1.   Legal Proceedings

     ITEM 2.   Changes in Securities and Use of Proceeds

     ITEM 3.   Defaults upon Senior Securities

     ITEM 4.   Submission of Matters to a Vote of Security Holders

     ITEM 5.   Other Information

     ITEM 6.   Exhibits and Reports on Form 8-K


SIGNATURES

                             HAMPSHIRE FUNDING, INC.

                   CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                            MARCH 31        DECEMBER 31
                                                                              2001             2000
                                                                          (Unaudited)        (Note A)
                                                                        -----------------------------------
ASSETS
Cash and cash equivalents                                                  $  2,658,349     $  1,737,684
Interests retained from loan sales, at fair value                             6,582,865        6,269,671
Servicing asset (fair value of $379,807 at March 31, 2001 and
   $434,827 at December 31, 2000)                                               264,093          231,154
Other                                                                           132,618          146,776
                                                                        -----------------------------------

Total assets                                                               $  9,637,925     $  8,385,285
                                                                        ===================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
   Due to affiliates                                                       $  1,509,469     $  1,809,680
   Due to parent                                                                756,051          438,261
   Accrued expenses and other liabilities                                     1,912,545          960,385
                                                                        -----------------------------------
Total liabilities                                                             4,178,065        3,208,326
                                                                        -----------------------------------

Stockholder's equity:
   Common stock, par value $1 per share; authorized
      100,000 shares; issued and outstanding 50,000 shares                       50,000           50,000
   Additional paid-in capital                                                   789,811          789,811
   Retained earnings                                                          4,607,652        4,405,257
   Accumulated other comprehensive income (loss)                                 12,397          (68,109)
                                                                        -----------------------------------
Total stockholder's equity                                                    5,459,860        5,176,959
                                                                        -----------------------------------

Total liabilities and stockholder's equity                                 $  9,637,925     $  8,385,285
                                                                        ===================================


SEE ACCOMPANYING NOTES.

                             HAMPSHIRE FUNDING, INC.

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                               2001               2000
                                                                        --------------------------------------
Revenues:
   Loan sales and servicing                                                 $  206,003         $  172,108
   Interest                                                                     84,463             96,289
   Program participant fees                                                     54,085             68,377
                                                                        --------------------------------------
                                                                               344,551            336,774

Operating expenses:
   Interest on affiliate borrowings                                              3,282             17,490
                                                                        --------------------------------------

Income before income taxes                                                     341,269            319,284

Income tax expense                                                             138,874            137,663
                                                                        --------------------------------------

Net income                                                                  $  202,395         $  181,621
                                                                        ======================================


SEE ACCOMPANYING NOTES.

                             HAMPSHIRE FUNDING, INC.
                       STATEMENTS OF STOCKHOLDER'S EQUITY
                                   (Unaudited)

                                                                                              ACCUMULATED
                                                                                                 OTHER
                                                      ADDITIONAL                             COMPREHENSIVE
                                      COMMON           PAID-IN            RETAINED               INCOME
                                      STOCK            CAPITAL            EARNINGS               (LOSS)                 TOTAL
                                  ---------------   ---------------    ----------------    -------------------    ------------------
Balance at December 31, 2000        $    50,000       $    789,811       $  4,405,257        $    (68,109)          $  5,176,959

   Net income                                                                 202,395                                    202,395
   Change in unrealized loss on
   securities available for
   sale, net of tax of $43,350                                                                     80,506                 80,506
                                                                                                                  ------------------
   Comprehensive income                                                                                                  282,901
                                  ---------------   ---------------    ----------------    -------------------    ------------------
Balance at March 31, 2001           $    50,000       $    789,811       $  4,607,652        $     12,397           $  5,459,860
                                  ===============   ===============    ================    ===================    ==================


Balance at December 31, 1999        $    50,000       $    789,811       $  3,690,374        $   (258,860)          $  4,271,325

   Net income                                                                 181,621                                    181,621
   Change in unrealized loss on
   securities available for
   sale, net of tax of $128,598                                                                   163,273                163,273
                                                                                                                  ------------------
   Comprehensive income                                                                                                  344,894
                                  ---------------   ---------------    ----------------    -------------------    ------------------
Balance at March 31, 2000           $    50,000       $    789,811       $  3,871,995        $    (95,587)          $  4,616,219
                                  ===============   ===============    ================    ===================    ==================


SEE ACCOMPANYING NOTES.

                             HAMPSHIRE FUNDING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                             2001               2000
                                                                        ----------------------------------
CASH AND CASH EQUIVALENTS FROM OPERATIONS                               $      670,733    $      544,138


FINANCING ACTIVITIES
Proceeds from sale of collateral notes receivable                            1,289,300         1,798,774
Loans originated                                                            (1,357,158)       (1,893,447)
Proceeds from affiliated loan agreements                                       317,790
                                                                        ----------------------------------
Net cash provided by (used in) financing activities                            249,932           (94,673)
                                                                        ----------------------------------

Increase in cash and cash equivalents                                          920,665           449,465

Cash and cash equivalents at beginning of period                             1,737,684         1,801,081
                                                                        ----------------------------------

Cash and cash equivalents at end of period                              $    2,658,349    $    2,250,546
                                                                        ==================================

SEE ACCOMPANYING NOTES.

                             HAMPSHIRE FUNDING, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE A.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Hampshire Funding, Inc. annual report on Form 10-K for the year ended December 31, 2000.

NOTE B.  IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended, which is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, the adoption of the new Statement did not have a significant effect on earnings or the financial position of the Company.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company concluded the three months ended March 31, 2001 with net income of $202,395 as compared to net income of $181,621 for the same period in 2000.

Total revenues for the three months ended March 31, 2001 were $344,551 versus $336,774 for the same period in 2000. The Company's revenues are derived from sales and servicing of loans, interest and program fees. Although the Company's retained interest and income on its retained interest has grown over the last two years, this increase has been partially offset by a decline in program fees. Gains (or losses) for each sale of receivables are determined by allocated the carrying value of the receivables sold between the portion sold and the interest retained based on their relative fair value. The Company estimates the fair value of its retained interest based on the present value of future cash flows expected from the sold receivables.

Interest expense was $3,282 and $17,490 for the three months ended March 31, 2001 and 2000, respectively. The average interest rates of 5.66% and 5.77% were paid on average outstanding loans due to affiliates of $214,100 and $1,200,000 for the three months ended March 31, 2001 and 2000, respectively.

The Company receives fee income for continuing to service sold receivables. The Company capitalizes the present value of expected servicing fee income in excess of the related cost of servicing over the estimated life of the sold receivables. The Company is responsible for servicing, managing and collecting all receivables and loan repayments, monitoring the underlying collateral and reporting all activity to the Bank for which it receives an annual service fee (collected monthly in arrears) calculated as 2% of outstanding receivables. The Company received $222,585 and $245,958 in service fees for the three months ended March 31 2001 and 2000, respectively.

Program fees include placement, administrative and termination fees as well as charges for special services. Program fees continue to decline as programs terminate and mature. As of March 31, 2001 and 2000, the number of Programs administered by the Company were 2,996 and 3,767, respectively.

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

On December 31, 1997, the Company entered into a Receivables Purchase Agreement (the Agreement) with Preferred Receivables Funding Corporation (PREFCO), a wholly-owned subsidiary of First National Bank of Chicago (the Bank), now Bank One.

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

As of March 31, 2001, the Company had sold aggregate loans of $48,971,864 and has retained a subordinated interest and servicing rights in the assets transferred aggregating $6,846,958. The cash flows related to the repayment of loans is first used to satisfy all principal and variable interest rate obligations due to PREFCO, investors or the Bank. The retained interest represents the fair value of the Company's future cash flows and obligations that it will receive after all investor obligations are met. The fair value of the Company's retained interest and servicing rights was $6,500,825 at March 31, 2000.

As servicing agent for the loans sold, the Company collected loan repayments of $1,289,300 for the three months ended March 31, 2001 and $1,798,774 for the same period in 2000, which were paid to PREFCO (one month in arrears) to satisfy principal and variable interest obligation due. The Company originated new loans of $1,357,158 and $1,893,446 for the three months ended March 31, 2001 and 2000, respectively, which were sold to PREFCO.

The Agreement includes a Performance Guarantee by Jefferson-Pilot Corporation that the Company will service the receivables sold and administer all aspects of the Programs in accordance with the terms and conditions of the Agreement. The Performance Guarantee contains restrictions on the debt of the Guarantor and the collateral value monitored by the Company

During 1998, the Company entered into an intercompany loan agreement with Jefferson-Pilot Corporation whereby it may borrow funds for working capital needs at short-term interest rates. At March 31, 2001 the company had borrowed $756,051 compared to $438,261 at December 31, 2000.

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

Working capital in the first quarter of 2001 and 2000 was provided by servicing fees from collateral loans sold, loans from Jefferson-Pilot Corporation and interest earned on investments.

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


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Not required because Hampshire Funding, Inc. qualifies as a small business issuer under Regulation S-B.



                           PART II - OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS - None

Item 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS - None

Item 3 - DEFAULTS UPON SENIOR SECURITIES - Not Applicable

Item 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS - None

Item 5 - OTHER INFORMATION - None

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits - None

         (b)  Reports on Form 8-K

              No Reports on Form 8-K were filed by the Company during the quarter ended March 31, 2001.



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    HAMPSHIRE FUNDING, INC.

                                    Registrant



                                    \\John A. Weston\\


DATE:  MAY 14, 2001
                                    John A. Weston
                                    Treasurer, Principal Financial and
                                    Accounting Officer