Form 10-Q
period 2001-06-30
HAMPSHIRE FUNDING INC
filed 2001-08-13
CIK 205422

                                UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                    FORM 10-Q

                                   (Mark One)

__X__ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001

------ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [no fee required]

         For the transition period from                   to                  .
                                        -----------------    -----------------

         Commission file number  2-79192.
                                 --------

                           HAMPSHIRE FUNDING, INC.
                          ------------------------
           (Exact name of registrant as specified in its charter)

              NEW HAMPSHIRE                                    02-0277842
      -------------------------------                      -------------------
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                      Identification No.)

          ONE GRANITE PLACE, CONCORD, NEW HAMPSHIRE         03301
          ---------------------------------------------------------
          (Address of principal executive offices)       (Zip Code)

                                (603) 226-5000
               --------------------------------------------------
               Registrant's telephone number, including area code

                                 Not Applicable
                 ---------------------------------------------------
                 Former name, former address and former fiscal year,
                          if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      YES   X      NO
                                      -------      --------

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of June 30, 2001: 50,000 shares, all of which are owned by Jefferson-Pilot Corporation.

                      DOCUMENTS INCORPORATED BY REFERENCE

                      The exhibit index appears on page 10

INDEX

                             HAMPSHIRE FUNDING, INC.

PART I.  FINANCIAL INFORMATION

       ITEM 1.    Financial Statements (Unaudited)

                  Condensed Statements of Financial Condition - June 30, 2001 and December 31, 2000

                  Condensed Statements of Income - Three months ended June 30, 2001 and 2000; Six months ended June 30, 2001 and 2000

                  Condensed Statements of Stockholder's equity - Six months ended June 30, 2001 and 2000

                  Condensed Statements of Cash Flows - Six months ended June 30, 2001 and 2000

                  Notes to condensed financial statements - June 30, 2001


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

       ITEM 3.    Defaults upon Senior Securities

       ITEM 4.    Submission of Matters to a Vote of Security Holders

       ITEM 5.    Other Information

       ITEM 6.    Exhibits and Reports on Form 8-K


SIGNATURES

                             HAMPSHIRE FUNDING, INC.

                   CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                       JUNE 30        DECEMBER 31
                                                                         2001            2000
                                                                     (Unaudited)       (Note A)
                                                                   ---------------------------------
ASSETS

Cash and cash equivalents                                             $  1,650,583     $  1,737,684
Interests retained from loan sales, at fair value                        7,227,368        6,269,671
Servicing asset (fair value of $358,292 at June 30, 2001 and
   $434,827 at December 31, 2000)                                          254,637          231,154
Other                                                                       94,032          146,776
                                                                   ---------------------------------

Total assets                                                          $  9,226,620      $ 8,385,285
                                                                   =================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:

   Due to affiliates                                                  $  1,847,716     $  1,809,680
   Due to parent                                                           435,858          438,261
   Accrued expenses and other liabilities                                1,077,063         960,3895
                                                                   ---------------------------------
Total liabilities                                                        3,360,637        3,208,326
                                                                   ---------------------------------

Stockholder's equity:
   Common stock, par value $1 per share; authorized
      100,000 shares; issued and outstanding 50,000 shares                  50,000           50,000
   Additional paid-in capital                                              789,811          789,811
   Retained earnings                                                     4,808,443        4,405,257
   Accumulated other comprehensive income (loss)                           217,729          (68,109)
                                                                   ---------------------------------
Total stockholder's equity                                               5,865,983        5,176,959
                                                                   ---------------------------------

Total liabilities and stockholder's equity                            $  9,226,620    $   8,385,285
                                                                   =================================


SEE ACCOMPANYING NOTES.

                             HAMPSHIRE FUNDING, INC.

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                         THREE MONTHS ENDED                    SIX MONTHS ENDED
                                              JUNE 30,                              JUNE 30,

                                          2001          2000                   2001          2000
                                      ----------------------------         ----------------------------
Revenues:
   Loan sales and servicing               $  235,083      $187,791             $  441,086     $ 359,899
   Interest                                   83,551        93,381                168,014       189,670
   Program participant fees                   45,845        64,665                 99,930       133,042
                                      ----------------------------         ----------------------------
                                             364,479       345,837                709,030       682,611

Operating expenses:
   Interest on affiliate borrowings            7,893        19,016                 11,175        36,506
                                      ----------------------------         ----------------------------

Income before income taxes                   356,586       326,821                697,855       646,105

Income tax expense                           155,795       140,299                294,669       277,962
                                      ----------------------------         ----------------------------

Net income                                $  200,791    $  186,522             $  403,186    $  368,143
                                      ============================         ============================


SEE ACCOMPANYING NOTES.

                             HAMPSHIRE FUNDING, INC.
                       STATEMENTS OF STOCKHOLDER'S EQUITY
                                   (Unaudited)


                                                                                              ACCUMULATED
                                                                                                 OTHER
                                                      ADDITIONAL                             COMPREHENSIVE
                                      COMMON           PAID-IN            RETAINED               INCOME
                                      STOCK            CAPITAL            EARNINGS               (LOSS)                 TOTAL
                                  ---------------   ---------------    ----------------    -------------------    -----------------
Balance at December 31, 2000        $    50,000       $    789,811       $  4,405,257        $    (68,109)          $  5,176,959

   Net income                                                                 403,186                                    403,186
   Change in unrealized loss on
   securities available for
   sale, net of tax of $153,913                                                                   285,838                285,838
                                                                                                                  -----------------
   Comprehensive income                                                                                                  689,024
                                  ---------------   ---------------    ----------------    -------------------    -----------------
Balance at June 30, 2001            $    50,000       $    789,811       $  4,808,443        $    217,729           $  5,865,983
                                  ===============   ===============    ================    ===================    =================


Balance at December 31, 1999        $    50,000       $    789,811       $  3,690,374        $   (258,860)          $  4,271,325

   Net income                                                                 368,143                                    368,143
   Change in unrealized loss on
   securities available for
   sale, net of tax of $86,370                                                                    122,026                122,026
                                                                                                                  -----------------
   Comprehensive income                                                                                                  490,169
                                  ---------------   ---------------    ----------------    -------------------    -----------------
Balance at June 30, 2000            $    50,000       $    789,811       $  4,058,517        $   (136,834)          $  4,761,494
                                  ===============   ===============    ================    ===================    =================



SEE ACCOMPANYING NOTES.

                             HAMPSHIRE FUNDING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               SIX MONTHS ENDED JUNE 30,

                                                                               2001               2000
                                                                        ---------------------------------------
CASH AND CASH EQUIVALENTS FROM OPERATIONS                                $        47,304      $    700,236


FINANCING ACTIVITIES

Proceeds from sale of collateral notes receivable                              2,508,043          3,472,515
Loans originated                                                              (2,640,045)        (3,655,278)
Repayment of proceeds from affiliated loan agreements                             (2,403)
                                                                        ---------------------------------------
Net cash used in financing activities                                           (134,405)          (182,763)
                                                                        ---------------------------------------

Increase (decrease) in cash and cash equivalents                                 (87,101)           517,473

Cash and cash equivalents at beginning of period                               1,737,684          1,801,081
                                                                        ---------------------------------------

Cash and cash equivalents at end of period                              $      1,650,583   $      2,318,554
                                                                        =======================================

SEE ACCOMPANYING NOTES.

                             HAMPSHIRE FUNDING, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE A.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

NOTE B.  IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended, which is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, the adoption of the new Statement on January 1, 2001 did not have a significant effect on earnings or the financial position of the Company.

In September 2000, the FASB issued Statement No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, that replace, in its entirety, FASB Statement No. 125. Although Statement 140 has changed many of the rules regarding securitizations, it continues to require an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. The application of the new rules on April 1, 2001 did not have a material impact on the Company's financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company concluded the three- and six-months ended June 30, 2001 with net income of $200,791 and $403,186, respectively, as compared to net income of $186,522 and $368,143 for the same periods in 2000.

Total revenues for the three- and six-months ended June 30, 2001 were $364,479 and $709,030, respectively, versus $345,837 and $682,611 for the three- and six-month periods ended June 30, 2000, respectively. The Company's revenues are derived from sales and servicing of loans, interest and program fees. Although the Company's retained interest and income on its retained interest has grown over the last two years, this increase has been partially offset by a decline in interest income from cash and cash equivalents and program fees. Program fees continue to decline as the number of programs serviced by the Company decline. Gains (or losses) for each sale of receivables are determined by allocated the carrying value of the receivables sold between the portion sold and the interest retained based on their relative fair value. The Company estimates the fair value of its retained interest based on the present value of future cash flows expected from the sold receivables.

Interest expense was $7,893 and $11,175 for the three- and six months ended June 30, 2001 and $19,016 and $36,506 for the three- and six months ended June 30, 2000. The average interest rates of 5.04% and 6.02% were paid on average outstanding loans due to affiliates of $457,381 and $1,200,000 at June 30, 2001 and 2000, respectively.

The Company receives fee income for continuing to service sold receivables. The Company capitalizes the present value of expected servicing fee income in excess of the related cost of servicing over the estimated life of the sold receivables. The Company is responsible for servicing, managing and collecting all receivables and loan repayments, monitoring the underlying collateral and reporting all activity to the Bank for which it receives an annual service fee (collected monthly in arrears) calculated as 2% of outstanding receivables. The Company received service fees of $208,171 and $430,756 for the three- and six-month period ended June 30, 2001, respectively, and $242,199 and $488,157 for the three- and six-months ended June 30, 2000, respectively.

Program fees include placement, administrative and termination fees as well as charges for special services. Program fees continue to decline as programs terminate and mature. As of June 30, 2001 and December 31, 2000, the number of Programs administered by the Company were 2,794 and 3,199, respectively.

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

The Agreement provides for the initial and periodic purchase of the Company's collateral loans receivable by PREFCO or other investors (for which the Bank serves as agent). On July 25, 2001 the Agreement was amended to extend the termination date to July 24, 2002 and to decrease PREFCO's commitment from $50,000,000 to an amount not to exceed the aggregate capital of Receivable interests. The Company anticipates the termination date will be extended under the provisions of the Agreement. PREFCO finances purchases of the Company's collateral loans receivables through the issuance of commercial paper.

As of June 30, 2001, the Company had sold aggregate loans of $46,577,914 and has retained a subordinated interest and servicing rights in the assets transferred aggregating $7,482,005. The cash flows related to the repayment of loans is first used to satisfy all principal and variable interest rate obligations due to PREFCO, investors or the Bank. The retained interest represents the fair value of the Company's future cash flows and obligations that it will receive after all investor obligations are met. The fair value of the Company's retained interest and servicing rights was $6,500,825 at December 31, 2000.

As servicing agent for the loans sold, the Company collected loan repayments of $5,167,032 for the six months ended June 30, 2001 and $4,287,551 for the same period in 2000, which were paid to PREFCO (one month in arrears) to satisfy principal and variable interest obligation due. The Company originated new loans of $2,640,045 and $3,655,278 for the six months ended June 30, 2001 and 2000, respectively, which were sold to PREFCO.

The Agreement includes a Performance Guarantee by Jefferson-Pilot Corporation that the Company will service the receivables sold and administer all aspects of the Programs in accordance with the terms and conditions of the Agreement. The Performance Guarantee contains restrictions on the debt of the Guarantor and the collateral value monitored by the Company

During 1998, the Company entered into an intercompany loan agreement with Jefferson-Pilot Corporation whereby it may borrow funds for working capital needs at short-term interest rates. At June 30, 2001 the company had borrowed $435,858 compared to $438,261 at December 31, 2000.

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

Working capital in the second quarter of 2001 and 2000 was provided by servicing fees from collateral loans sold, loans from Jefferson-Pilot Corporation and interest earned on investments.

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

Item 3 - DEFAULTS UPON SENIOR SECURITIES  - Not Applicable

Item 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS - None

Item 5 - OTHER INFORMATION  - None

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits - None

          (b)  Reports on Form 8-K

                     No Reports on Form 8-K were filed by the Company during the quarter ended June 30, 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HAMPSHIRE FUNDING, INC.

                                           Registrant

                                           \\John A. Weston\\


DATE:  AUGUST 13, 2001

                                           John A. Weston

                                           Treasurer, Principal Financial and
                                           Accounting Officer