Form 10-Q
period 2001-09-30
HAMPSHIRE FUNDING INC
filed 2001-11-13
CIK 205422

                                  UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION [PRIVATE]
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended SEPTEMBER 30, 2001

    Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934 [no fee required]
    For the transition period from                     to                    .
                                    -------------------  --------------------

    Commission file number  2-79192.
                            -------

                             HAMPSHIRE FUNDING, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

         NEW HAMPSHIRE                                      02-0277842
-----------------------------------                ----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

           ONE GRANITE PLACE, CONCORD, NEW HAMPSHIRE      03301
          --------------------------------------------------------
          (Address of principal executive offices)      (Zip Code)

                                 (603) 226-5000
                       ----------------------------------
               Registrant's telephone number, including area code


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
                                                    YES   X      NO
                                                        -----       --------

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of September 30, 2001: 50,000 shares, all of which are owned by Jefferson-Pilot Corporation.

                       DOCUMENTS INCORPORATED BY REFERENCE

                      The exhibit index appears on page 10

INDEX
                             HAMPSHIRE FUNDING, INC.


PART I.  FINANCIAL INFORMATION

       ITEM   1.    Financial Statements (Unaudited)

                    Condensed Statements of Financial Condition - September 30, 2001 and December 31, 2000

                    Condensed Statements of Income - Three months ended September 30, 2001 and 2000; Nine months ended September 30, 2001 and 2000

                    Condensed Statements of Stockholder's equity - Nine months ended September 30, 2001 and 2000

                    Condensed Statements of Cash Flows - Nine months ended September 30, 2001 and 2000

                    Notes to condensed financial statements - September 30, 2001


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

       ITEM 3.      Defaults upon Senior Securities

       ITEM 4.      Submission of Matters to a Vote of Security Holders

       ITEM 5.      Other Information

       ITEM 6.      Exhibits and Reports on Form 8-K


SIGNATURES

                             HAMPSHIRE FUNDING, INC.
                   CONDENSED STATEMENTS OF FINANCIAL CONDITION


                                                                     SEPTEMBER 30     DECEMBER 31
                                                                         2001            2000
                                                                     (Unaudited)       (Note A)
                                                                   ---------------------------------
ASSETS
Cash and cash equivalents                                               $2,393,260       $1,737,684
Interests retained from loan sales, at fair value                        7,623,901        6,269,671
Servicing asset (fair value of $262,458 at September 30, 2001 and
   $434,827 at December 31, 2000)                                          179,039          231,154
Due from parent                                                            388,700
Other                                                                      108,466          146,776
                                                                   ---------------------------------

Total assets                                                           $10,693,366        $8,385,285
                                                                   =================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
   Due to affiliates                                                    $1,880,775       $1,809,680
   Due to parent                                                                            438,261
   Accounts payable                                                      2,024,980          821,674
   Accrued expenses and other liabilities                                  678,404          138,711
                                                                   ---------------------------------
Total liabilities                                                        4,584,159        3,208,326
                                                                   ---------------------------------

Stockholder's equity:
   Common stock, par value $1 per share; authorized
      100,000 shares; issued and outstanding 50,000 shares                  50,000           50,000
   Additional paid-in capital                                              789,811          789,811
   Retained earnings                                                     4,979,271        4,405,257
   Accumulated other comprehensive income (loss)                           290,125          (68,109)
                                                                   ---------------------------------
Total stockholder's equity                                               6,109,207        5,176,959
                                                                   ---------------------------------

Total liabilities and stockholder's equity                             $10,693,366       $8,385,285
                                                                   =================================

SEE ACCOMPANYING NOTES.

                             HAMPSHIRE FUNDING, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                          THREE MONTHS ENDED                    NINE MONTHS ENDED
                                             SEPTEMBER 30,                        SEPTEMBER 30,
                                          2001          2000                   2001          2000
                                      ----------------------------         ----------------------------
Revenues:
   Loan sales and servicing                 $208,326      $170,078               $649,412      $529,977
   Interest                                   72,100        97,576                240,114       287,246
   Program participant fees                   42,581        63,328                142,511       196,370
                                      ----------------------------         ----------------------------
                                             323,007       330,982              1,032,037     1,013,593

Operating expenses:
   Interest on affiliate borrowings            4,932        19,976                 16,107        56,482
                                      ----------------------------         ----------------------------

Income before income taxes                   318,075       311,006              1,015,930       957,111

Income tax expense                           147,247       135,280                441,916       413,242
                                      ----------------------------         ----------------------------

Net income                                  $170,828      $175,726               $574,014      $543,869
                                      ============================         ============================

SEE ACCOMPANYING NOTES.

                             HAMPSHIRE FUNDING, INC.
                       STATEMENTS OF STOCKHOLDER'S EQUITY
                                   (Unaudited)




                                                                                              ACCUMULATED
                                                                                                 OTHER
                                                      ADDITIONAL                             COMPREHENSIVE
                                      COMMON           PAID-IN            RETAINED               INCOME
                                      STOCK            CAPITAL            EARNINGS               (LOSS)                 TOTAL
                                  ---------------   ---------------    ----------------    -------------------    ------------------
Balance at December 31, 2000        $    50,000       $    789,811       $  4,405,257        $    (68,109)          $  5,176,959

   Net income                                                                 574,014                                    574,014
   Change in unrealized loss on
   securities available for
   sale, net of tax of $192,895                                                                   358,234                358,234
                                                                       ----------------    -------------------    ------------------
   Comprehensive income                                                       574,014             358,234                932,248
                                  ---------------   ---------------    ----------------    -------------------    ------------------
Balance at September 30, 2001       $    50,000       $    789,811       $  4,979,271        $    290,125           $  6,109,207
                                  ===============   ===============    ================    ===================    ==================


Balance at December 31, 1999        $    50,000       $    789,811       $  3,690,374        $   (258,860)          $  4,271,325

   Net income                                                                 543,868                                    543,868
   Change in unrealized loss on
   securities available for
   sale, net of tax of $160,821                                                                   260,292                260,292
                                                                       ----------------    -------------------    ------------------
   Comprehensive income                                                       543,868             260,292                804,160
                                  ---------------   ---------------    ----------------    -------------------    ------------------
Balance at September 30, 2000       $    50,000       $    789,811       $  4,234,242        $      1,432           $  5,075,485
                                  ===============   ===============    ================    ===================    ==================



SEE ACCOMPANYING NOTES.

                             HAMPSHIRE FUNDING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                               2001               2000
                                                                        ---------------------------------------
CASH AND CASH EQUIVALENTS FROM OPERATIONS                                     $1,653,315         $1,079,494


FINANCING ACTIVITIES
Proceeds from sale of collateral notes receivable                              3,587,530          5,029,716
Loans originated                                                              (3,758,308)        (5,294,438)
Repayment of proceeds from affiliated loan agreements, net                      (826,961)
                                                                        ---------------------------------------
Net cash used in financing activities                                           (997,739)          (264,722)
                                                                        ---------------------------------------

Increase in cash and cash equivalents                                            655,576            814,772

Cash and cash equivalents at beginning of period                               1,737,684          1,801,081
                                                                        ---------------------------------------

Cash and cash equivalents at end of period                                    $2,393,260         $2,615,853
                                                                        =======================================

SEE ACCOMPANYING NOTES.

                             HAMPSHIRE FUNDING, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE A.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company concluded the three- and nine-months ended September 30, 2001 with net income of $170,828 and $574,014, respectively, as compared to net income of $175,726 and $543,869 for the same periods in 2000.

Total revenues for the three- and nine-months ended September 30, 2001 were $323,007 and $1,032,037, respectively, versus $330,982 and $1,013,593 for the three- and nine-month periods ended September 30, 2000, respectively. The Company's revenues are derived from sales and servicing of loans, interest and program fees. The annual interest rate charged to borrowers was reduced from 9.5% to 9%, effective September 17, 2001. Although the Company's retained interest and income on its retained interest has grown over the last three years, this increase has been partially offset by a decline in interest income from cash and cash equivalents and program fees. Program fees continue to decline as the number of programs serviced by the Company decline. Gains (or losses) for each sale of receivables are determined by allocated the carrying value of the receivables sold between the portion sold and the interest retained based on their relative fair value. The Company estimates the fair value of its retained interest based on the present value of future cash flows expected from the sold receivables.

Interest expense was $4,932 and $16,107 for the three- and nine months ended September 30, 2001 and $19,976 and $56,482 for the three- and nine months ended September 30, 2000. The average interest rates of 4.58% and 6.18% were paid on average outstanding loans due to affiliates of $480,952 and $1,200,000 at September 30, 2001 and 2000, respectively.

The Company receives fee income for continuing to service sold receivables. The Company capitalizes the present value of expected servicing fee income in excess of the related cost of servicing over the estimated life of the sold receivables. The Company is responsible for servicing, managing and collecting all receivables and loan repayments, monitoring the underlying collateral and reporting all activity to the Bank for which it receives an annual service fee (collected monthly in arrears) calculated as 2% of outstanding receivables. The Company received service fees of $193,787 and $624,543 for the three- and nine-month period ended September 30, 2001, respectively, and $237,369 and $725,526 for the three- and nine-months ended September 30, 2000, respectively.

Program fees include placement, administrative and termination fees as well as charges for special services. Program fees continue to decline as programs terminate and mature. As of September 30, 2001 and December 31, 2000, the number of Programs administered by the Company were 2,546 and 3,199, respectively.

In the future, the Company may realize a gain or loss on the securitization of future collateral notes receivable which may impact future earnings.

LIQUIDITY AND CAPITAL RESOURCES

The Company administers investment programs (the "Programs") which coordinate the acquisition of mutual fund shares and insurance over a period of ten years. Under the Programs, Participants purchase life and health insurance from affiliated Insurance Companies, and finance the premiums through a series of loans secured by mutual fund shares. Upon issuance of a policy by an Insurance Company, the Company makes a loan to the Participant in an amount equal to the selected premium mode. As each premium becomes due, if not paid in cash, a new loan equal to the next premium and administrative fee is made and added to the Participant's account indebtedness ("Account Indebtedness"). Thus, interest, as well as principal, is borrowed and mutual fund shares are pledged as collateral. Each loan made by the Company must initially be secured by mutual fund shares which have a value of at least 250% of the loan, except for the initial premium loan of Programs using certain no-load funds, where the collateral requirement is 180%. In addition, the aggregate value of all mutual fund shares pledged as collateral must be at least 150% of the Participant's total Account Indebtedness. If the value of the shares pledged to the Company declines below 130% of the Account Indebtedness, the Company will terminate the Programs and liquidate shares sufficient to repay the indebtedness.

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

As of September 30, 2001, the Company had sold aggregate loans of $43,568,921 and has retained a subordinated interest and servicing rights in the assets transferred aggregating $7,802,940. The cash flows related to the repayment of loans is first used to satisfy all principal and variable interest rate obligations due to PREFCO, investors or the Bank. The retained interest represents the fair value of the Company's future cash flows and obligations that it will receive after all investor obligations are met. The fair value of the Company's retained interest and servicing rights was $6,500,825 at December 31, 2000.

As servicing agent for the loans sold, the Company collected loan repayments of $8,509,597 for the nine months ended September 30, 2001 and $7,529,906 for the same period in 2000, which were paid to PREFCO (one month in arrears) to satisfy principal and variable interest obligation due. The Company originated new loans of $3,758,308 and $5,294,438 for the nine months ended September 30, 2001 and 2000, respectively, which were sold to PREFCO.

The Agreement includes a Performance Guarantee by Jefferson-Pilot Corporation that the Company will service the receivables sold and administer all aspects of the Programs in accordance with the terms and conditions of the Agreement. The Performance Guarantee contains restrictions on the debt of the Guarantor and the collateral value monitored by the Company

During 1998, the Company entered into an intercompany loan agreement with Jefferson-Pilot Corporation whereby it may borrow funds for working capital needs at short-term interest rates. At September 30, 2001 the company had loans extended of $388,700 compared to loans borrowed of $438,261 at December 31, 2000.

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

Working capital in the third quarter of 2001 and 2000 was provided by servicing fees from collateral loans sold, loans from Jefferson-Pilot Corporation and interest earned on investments.

Effective January 1, 1999, the Company changed certain of its assumptions supporting the valuation of its interests retained from loan sales. The Company has increased its estimate of early terminations from 15% to 26% to better reflect the Company's actual experience. In addition, the Company has reduced the discount rate used to value its retained interests from 17% to 15%, which Management believes better reflects the risks associated with the securitized assets. Management continually evaluates the appropriateness of these assumptions in the light of current economic conditions and actual termination rates.


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

Item 3 - DEFAULTS UPON SENIOR SECURITIES - Not Applicable

Item 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS - None

Item 5 - OTHER INFORMATION - None


Item 6 - EXHIBITS AND REPORTS ON FORM 8-K.
          (a)  Exhibits - None

          (b)  Reports on Form 8-K

                     No Reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001.



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 HAMPSHIRE FUNDING, INC.

                                 Registrant



                                 \\John A. Weston\\


DATE:  NOVEMBER 12, 2001
                                 John A. Weston
                                 Treasurer, Principal Financial
                                 and Accounting Officer