Form 10-K
period 2001-12-31
HAMPSHIRE FUNDING INC
filed 2002-03-27
CIK 205422

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

 X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934 [fee required]
    For the fiscal year ended December 31, 2001
                              -----------------

    Transition report pursuant to Section 13 or 15(d) of the Securities
--- Exchange Act of 1934 [no fee required]
    For the transition period from                    to
                                   ------------------    --------------------

    Commission file number 2-79192
                           -------

                             HAMPSHIRE FUNDING, INC.
                             -----------------------
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

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. NONE

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of March 30, 2002: 50,000 shares, all of which are owned by Jefferson-Pilot Corporation.

                       DOCUMENTS INCORPORATED BY REFERENCE

NONE

The total number of pages, including exhibits, is 32, and the exhibit index appears on pages 23 through 25.

                                     PART I

ITEM 1 - BUSINESS

(a)  GENERAL DEVELOPMENT OF BUSINESS

     Hampshire Funding, Inc. ("the Company") was incorporated in the State of New Hampshire on December 8, 1969. It is a wholly owned subsidiary of Jefferson-Pilot Corporation.

     On December 30, 1997, the Company sold its investment in its subsidiary, Hampshire Syndications, Inc., (wholly owned since October 9, 1986), to Jefferson-Pilot Investments, Inc. Hampshire Syndication's net worth at December 30, 1997 was $239,811. The transaction was accounted for as a reorganization of entities under common control.

     The Company, in affiliation with Jefferson Pilot Financial Insurance Company, Jefferson Pilot Life America Insurance Company (collectively "Insurance Companies") and Jefferson Pilot Securities Corporation (the "Broker-Dealer"), a member of the National Association of Securities Dealers, Inc. ("NASD"), has primarily been engaged in the offering and administration of programs which coordinate the acquisition of mutual fund shares and life or health insurance (the "Programs"). The Programs were intended, in part, to augment the sales activities of the Broker-Dealer and the Insurance Companies.

     Effective March 31, 1998, the Company discontinued offering its Programs for sale. The Company continues, however, to extend premium loans to current program participants (Participants) until their stated maturity or termination date.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Revenues, operating profit and loss, and identifiable assets for the five years ended December 31, 2001, are included in Item 6 - Selected Financial Data and Item 8 - Financial Statements and Supplementary Data.

(c)  NARRATIVE DESCRIPTION OF BUSINESS

     The Company administers Programs which involve initial and periodic cash purchases of mutual fund shares. Under the Programs, Participants make initial and periodic purchases of mutual fund shares for cash with automatic reinvestment of all distributions. Participants obtain insurance coverage through a series of insurance premium loans offered by the Company. Loans to Participants are secured by Participants' initial and periodic purchases of mutual fund shares. The mutual fund shares are registered in the Company's name as Custodian for Participants and are pledged under a Receivables Purchase Agreement.

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

     Revenues derived from Participant Programs include gain on sales of loans and servicing, interest income on securities and Program participant fees. For the years ended December 31, 2001, 2000 and 1999 such revenues were as follows:

                                   2001               2000              1999
                                   ----               ----              ----
Loan sales and servicing        $ 898,147          $ 688,573         $ 692,208
Interest                          298,746            387,455           331,077
Program participant fees          184,315            255,398           327,372

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

Historically, each Insurance Company offered several types of policies within the Program. The Insurance Companies are subject to the regulations of the insurance department of each state in which they are licensed to do business. In addition, Jefferson Pilot Financial, through JPF Separate Accounts A and C, and Jefferson Pilot LifeAmerica Insurance Company, through JPF Separate Account B, offer for sale variable universal life insurance policies, which are subject to regulation by the Securities and Exchange Commission. Policies, including the variable universal life insurance product, issued under the Program may not be identical in each state or jurisdiction. Regulations that determine the types of policies and their provisions may differ in each state. As a result, the Insurance Companies have internal procedures designed to ensure that only approved policies are issued in each state.

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

ITEM 3 - LEGAL PROCEEDINGS

The Company may become involved from time to time with legal proceedings arising out of the ordinary course of its business. For the year ended December 31, 2001, the Company was not involved in any material legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2001 to a vote of security holders.

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

ITEM 6 - SELECTED FINANCIAL DATA

Selected Results of Operations
  Data: Year Ended December 31,        2001           2000            1999           1998           1997
                                       ----           ----            ----           ----           ----
Total Revenue                     $  1,381,208     $ 1,331,426    $ 1,350,657    $ 1,335,073    $ 5,279,533
                                  =============    ============   ===========    ===========    ===========

Net Income                        $    754,870     $   714,883    $   723,044    $   780,583    $   597,624
                                  =============    ============   ===========    ===========    ===========

Dividends Per Common share        $     --         $    --        $    --        $    --        $    --
                                  =============    ============   ===========    ===========    ===========

Selected Balance Sheet Data:
  December 31,                         2001           2000            1999           1998           1997
                                       ----           ----            ----           ----           ----
Total Assets                      $ 10,369,594     $ 8,385,285    $ 7,520,878    $ 5,861,387    $ 4,978,870
                                  =============    ============   ===========    ===========    ===========

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY PROFILE

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

CRITICAL ACCOUNTING POLICIES

The financial statements are prepared in accordance with accounting principles generally accepted in the United States. The Company's significant accounting policies are more fully described in Note 1 to the financial statements. The majority of assets and liabilities are financial in nature and the valuations of these assets and liabilities are critical to the financial position and results of operations. However, certain accounting policies are particularly important to the portrayal of the Company's financial position and results of operations, and require the Company's management to apply significant judgment; as a result are subject to an inherent degree of uncertainty. In applying those accounting policies, management uses judgment to determine the appropriate assumptions to be used in the determination of certain estimates. On an on-going basis, management evaluates estimates and judgments based upon historical experience, which forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 1997, the Company entered into a Receivables Purchase Agreement (the Agreement) with Preferred Receivables Funding Corporation (PREFCO), a wholly-owned subsidiary of Bank One, formerly First National Bank of Chicago, (the Bank).

The Agreement provides for the initial and periodic purchase of the Company's collateral loans receivable by PREFCO or other investors (for which the Bank serves as agent). On July 25, 2001 the Agreement was amended to extend the termination date to July 24, 2002 and decrease PREFCO's commitment from $50,000,000 to $39,715,230. On October 21, 2001 the Agreement was amended, increasing the Purchase Fee Percentage paid by the Company from 0.225% to 0.26%. Additionally, the Events of Default were amended, increasing the number of consecutive business days that Under Collateralized Receivables may exceed 1% and eliminating the restriction on the percentage of Collateral Deficient Receivables. The Company anticipates the termination date will be extended under the provisions of the Agreement, PREFCO finances purchases of the Company's collateral loans receivables through the issuance of commercial paper.

As of December 31, 2001, the Company had sold aggregate loans of $40,756,773 and has retained a subordinated interest and servicing rights in the assets transferred aggregating $8,327,384. The cash flows related to the repayment of loans is first used to satisfy all principal and variable interest rate obligations due to PREFCO, investors or the Bank. The retained interest represents the fair value of the Company's future cash flows and obligations that it will receive after all investor obligations are met. The fair value of the Company's retained interest and servicing rights was $6,500,825, $5,509,426, $4,301,000 and $2,789,198 at
December 31, 2000, 1999, 1998, and 1997 respectively.

The Company is responsible for servicing, managing and collecting all receivables and loan repayments, monitoring the underlying collateral and reporting all activity to the Bank for which it receives an annual service fee (collected monthly in arrears) calculated as 2% of outstanding receivables. The Company received $797,975, $954,745, and $1,004,364 in service fees during 2001, 2000, and 1999.

As servicing agent for the loans sold, the Company collected loan prepayments of $10,639,016 during 2001 and $9,716,659 during 2000, which were paid to PREFCO (one month in arrears) to satisfy principal and variable interest obligation due. The Company originated new loans of $4,728,712 during 2001 and $6,802,549 during 2000, which were sold to PREFCO.

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

During 1998, the Company entered into an intercompany loan agreement with Jefferson-Pilot Corporation whereby it may borrow funds for working capital needs at short-term interest rates. At December 31, 2001 the company had borrowed $845,571 compared to $438,261 at December 31, 2000.

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

The Company's liabilities include amounts due to affiliates for premium loans, due to parent, due to JP Life for expense reimbursements and pay downs due to PREFCO.

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

Working capital in 2001, 2000, and 1999 was provided by servicing fees from collateral loans sold, loans from Jefferson-Pilot Corporation and interest earned on investments.

The Company changed certain of its assumptions supporting the valuation of its interests retained from loan sales. Effective January 1, 2002, the Company has increased its estimate of early terminations from 26% to 30% to better reflect the Company's actual experience. In 1999, the Company reduced the discount rate used to value its retained interests from 17% to 15%, which Management believes better reflects the risks associated with the securitized assets.

RESULTS OF OPERATIONS

The Company concluded the year ended December 31, 2001 with net income of $754,870 as compared to net income of $714,883 in 2000 and $723,044 in 1999.

Total revenues through December 31, 2001 were $1,381,208 versus $1,331,426 in 2000 and $1,350,657 in 1999. The Company's revenues are derived from program fees; income on its retained interest in the loans sold to investors, and realized gains. Although the Company's retained interest and income on its retained interest has grown over the last four years, this increase has been offset by a decline in realized gains in connection with the sale of loans. Gains (or losses) for each sale of receivables are determined by allocating the carrying value of the receivables sold between the portion sold and the interest retained based on their relative fair value. The Company estimates the fair value of its retained interest based on the present value of future cash flows expected from the sold receivables.

Interest expense was $19,361, $72,146, and $58,159 for the years ended December 31, 2001, 2000, and 1999, respectively. The average interest rates of 3.98%, 6.26%, and 5.11% were paid on average outstanding loans due to affiliates of $477,230, $1,070,817, and $1,200,000 in 2001, 2000, and 1999, respectively.

The Company receives fee income for continuing to service sold receivables. The Company capitalizes the present value of expected servicing fee income in excess of the related cost of servicing over the estimated life of the sold receivables.

Program fees include placement, administrative and termination fees as well as charges for special services. Program fees continue to decline as programs terminate and mature. For the years ended December 31, 2001, 2000, and 1999 the number of Programs administered by the Company were 2,333, 3,199, and 3,952, respectively.

In the future, the Company may realize a gain or loss on the securitization of future collateral notes receivable which may impact future earnings.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements included herein are listed in the following index.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                             PAGE REFERENCES
Statements of Financial Condition - December 31, 2001 and 2000                                   10
Statements of Income - Years ended December 31, 2001, 2000, and 1999                             11
Statements of Stockholder's Equity - Years ended December 31, 2001, 2000, and 1999               12
Statements of Cash Flows - Years ended December 31, 2001, 2000, and 1999                         13
Notes to Financial Statements                                                                    14

All schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, and the notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Hampshire Funding, Inc.

We have audited the accompanying statements of financial condition of Hampshire Funding, Inc. as of December 31, 2001 and 2000, and the related statements of income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hampshire Funding, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                      Ernst & Young LLP

Boston, Massachusetts
March 15, 2002

                             HAMPSHIRE FUNDING, INC.

                        STATEMENTS OF FINANCIAL CONDITION

                                                                         DECEMBER 31
                                                                     2001          2000
                                                                -----------------------------
ASSETS
Cash and cash equivalents                                       $ 1,719,904     $1,737,684
Interests retained from loan sales, at fair value                 8,114,505      6,269,671
Servicing asset (fair value of $275,558 and $434,827 at
   December 31, 2001 and 2000, respectively)                        212,879        231,154
Other                                                               322,306        146,776
                                                                -----------------------------

Total assets                                                    $10,369,594     $8,385,285
                                                                =============================

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
   Due to affiliates                                              1,642,394      1,809,680
   Due to parent                                                    845,571        438,261
   Accounts payable                                                 861,212        821,674
   Accrued expenses and other liabilities                           510,046        138,711
                                                                -----------------------------
      Total liabilities                                           3,859,223      3,208,326
                                                                -----------------------------

Stockholder's equity:
   Common stock, par value $1 per share; authorized
        100,000 shares; issued and outstanding 50,000 shares         50,000         50,000
   Additional paid-in capital                                       789,811        789,811
   Retained earnings                                              5,160,127      4,405,257
   Accumulated other comprehensive income (loss)                    510,433        (68,109)
                                                                -----------------------------
Total stockholder's equity                                        6,510,371      5,176,959
                                                                -----------------------------

Total liabilities and stockholder's equity                      $10,369,594     $8,385,285
                                                                =============================

SEE ACCOMPANYING NOTES.

                             HAMPSHIRE FUNDING, INC.

                              STATEMENTS OF INCOME

                                                    YEAR ENDED DECEMBER 31
                                              2001         2000            1999
                                          --------------------------------------
Revenues:
   Loan sales and servicing               $  898,147   $  688,573   $  692,208
   Interest                                  298,746      387,455      331,077
   Program participant fees                  184,315      255,398      327,372
                                          --------------------------------------
                                           1,381,208    1,331,426    1,350,657

Operating expenses:
   Interest on affiliate borrowings           19,361       72,146       58,159
                                          --------------------------------------

Income before income taxes                 1,361,847    1,259,280    1,292,498

Income tax expense                           606,977      544,397      569,454
                                          --------------------------------------

Net income                                $  754,870   $  714,883   $  723,044
                                          ======================================


SEE ACCOMPANYING NOTES.

                             HAMPSHIRE FUNDING, INC.

                       STATEMENTS OF STOCKHOLDER'S EQUITY

                                                                                               ACCUMULATED
                                                              ADDITIONAL                          OTHER
                                                   COMMON      PAID-IN         RETAINED       COMPREHENSIVE
                                                   STOCK       CAPITAL         EARNINGS       INCOME (LOSS)         TOTAL
                                                ----------   -----------     ------------    --------------    -------------
Balance at December 31, 1998                     $ 50,000     $ 789,811      $ 2,967,330      $ (426,185)      $  3,380,956

   Net income                                                                    723,044                            723,044
   Change in unrealized loss on securities
   available for sale, net of tax of
   ($131,791)                                                                                    167,325            167,325
                                                                             ------------    --------------    -------------
   Total comprehensive income                                                    723,044         167,325            890,369
                                                ----------   -----------     ------------    --------------    -------------
Balance at December 31, 1999                       50,000       789,811        3,690,374        (258,860)         4,271,325

   Net income                                                                    714,883                            714,883
   Change in unrealized loss on securities
   available for sale, net of tax of
   ($102,712)                                                                                    190,751            190,751
                                                                             ------------    --------------    -------------
   Total comprehensive income                                                    714,883         190,751            905,634
                                                ----------   -----------     ------------    --------------    -------------
Balance at December 31, 2000                       50,000       789,811        4,405,257         (68,109)         5,176,959

   Net income                                                                    754,870                            754,870
   Change in unrealized loss on securities
   available for sale, net of tax of $311,522
                                                                                                 578,542            578,542
                                                                             ------------    --------------    -------------
   Total comprehensive income                                                    754,870         578,542          1,333,412
                                                ----------   -----------     ------------    --------------    -------------
Balance at December 31, 2001                     $ 50,000     $ 789,811      $ 5,160,127      $  510,433       $  6,510,371
                                                ==========   ===========     ============    ==============    =============


SEE ACCOMPANYING NOTES

                             HAMPSHIRE FUNDING, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                YEAR ENDED DECEMBER 31
                                                                        2001            2000                 1999
                                                               -----------------------------------------------------
OPERATING ACTIVITIES
Net income                                                      $    754,870       $    714,883       $     723,044
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Amortization of deferred charge                                 58,404             58,407              58,405
      Amortization of servicing asset                                 18,275             46,862             100,517
      Deferred tax                                                  (363,108)           (44,335)
      Gain on sales of loans                                         (54,360)           (56,325)           (125,485)
      Net change in other assets and liabilities                    (540,429)            98,725              11,822
      Change in due to affiliates                                    (62,306)           220,253             173,683
                                                               -----------------------------------------------------
Net cash (used in) provided by operating activities                 (188,654)         1,038,470             941,986

FINANCING ACTIVITIES
Proceeds from sale of collateral notes receivable                  4,492,276          6,462,421           8,080,726
Loans originated                                                  (4,728,712)        (6,802,549)         (8,506,006)
Proceeds (repayment of) from affiliated loan agreements
                                                                     407,310           (761,739)
                                                               -----------------------------------------------------
Net cash provided by (used in) financing activities                  170,874         (1,101,867)           (425,280)
                                                               -----------------------------------------------------

(Decrease) increase in cash and cash equivalents                     (17,780)           (63,397)            516,706

Cash and cash equivalents at beginning of year                     1,737,684          1,801,081           1,284,375
                                                               -----------------------------------------------------

Cash and cash equivalents at end of year                        $  1,719,904       $  1,737,684       $   1,801,081
                                                               =====================================================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the year for:
      Interest                                                  $     19,361       $     72,146       $      58,159
      Income taxes                                                   898,005            516,312             613,598

SEE ACCOMPANYING NOTES.

                             HAMPSHIRE FUNDING, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

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

Affiliates of the Company include Jefferson Pilot Financial Insurance Company (Jefferson Pilot Financial) and Jefferson Pilot LifeAmerica Insurance Company. Other affiliates of the Company include Jefferson Pilot Investment Advisory Corporation, and Jefferson Pilot Securities Corporation, are also 100% owned by Jefferson-Pilot Corporation.

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

USE OF ESTIMATES

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on deposit at financial institutions and short-term corporate notes carried at cost, which approximates market value.

PROGRAM LOAN SALES

When the Company sells program loans, it retains interest-only strips, servicing rights and 5% of each loan sold, all of which are retained interests in the securitized receivables. Gain or loss on sale of the receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. However, quotes are generally not available for retained interest, so the Company generally estimates fair value based on the present value of future expected cash flows estimated using management's best estimates of the key assumptions - termination and discount rates commensurate with the risks involved.

SERVICING ASSET

The Company receives fee income for continuing to service sold receivables equal to 2% of outstanding receivables. The Company capitalizes the present value of expected servicing fee income in excess of the related cost of servicing over the estimated life of the sold receivables (net servicing income). To the extent that net servicing income varies from management's estimates, the servicing asset may amortize faster or slower than anticipated. The Company assesses the carrying value of its servicing asset annually using anticipated future cash flows associated with the asset. The asset will be written-down to the extent that estimated fair value is less than carrying value at the balance sheet date. No adjustment is recorded for fair values, which exceed carrying values at the balance sheet date.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2000, the FASB issued Statement No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES that replace, in its entirety, FASB Statement No. 125. Although Statement 140 changed many of the rules regarding securitizations, it continues to require an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. As required the Company applied the new rules prospectively to transactions beginning in the second quarter of 2001. The adoption of Statement 140 did not materially impact either the results of operations or financial condition of the Company.

2.  SALE OF COLLATERAL NOTES RECEIVABLE PORTFOLIO

On December 31, 1997, the Company entered into a Receivables Purchase Agreement (the Agreement) with Preferred Receivables Funding Corporation (PREFCO), wholly owned subsidiary of First National Bank of Chicago (the Bank).

The Agreement provides for the initial and periodic purchase of the Company's collateral loans receivable by PREFCO or other investors (for which the Bank serves as agent). On July 25, 2001 the Agreement was amended to extend the termination date to July 24, 2002 and decrease PREFCO's commitment from $50,000,000 to $39,715,230. On October 21, 2001 the Agreement was amended, increasing the Purchase Fee Percentage paid by the Company from 0.225% to 0.26%. Additionally, the Events of Default were amended, increasing the number of consecutive business days that Under Collateralized Receivables may exceed 1% and eliminating the restriction on the percentage of Collateral Deficient Receivables. The Company anticipates the termination date will be extended under the provisions of the Agreement, PREFCO finances purchases of the Company's collateral loans receivables through the issuance of commercial paper.

During 2001, the Company sold program loans in securitization transactions, and in each case the Company retained servicing responsibilities and subordinated interests. The Company receives annual servicing fees of 2 percent of the outstanding balance and rights to future cash flows arising after the purchaser of the loans has received the return for which they contracted. The investor in the loans has no recourse to the Company's other assets for failure of debtors to pay when due. The Company's retained interests are subordinate to the investor's interests. Their value is subject to credit and prepayment risks on the transferred financial assets, although the loans are fully secured by shares in mutual funds.

At December 31, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate adverse changes in those assumptions are as follows:

                                                                     2001                    2000
                                                                ------------             -----------
Carrying Amount/fair value of retained interests                $  8,114,505             $ 6,269,671
Weighted-average life                                             2.1  years               3.5 years

TERMINATION RATE ASSUMPTION (ANNUAL)                                     30%                     26%
     Rate increases to 30%                                                               $    79,391
     Rate increases to 35%                                      $    103,979             $   173,545
     Rate increases to 40%                                      $    201,501

RESIDUAL CASH FLOWS DISCOUNT RATE (ANNUAL)                               15%                     15%
     Rate increases to 17%                                      $   (507,842)            $  (512,282)
     Rate increases to 19%                                      $   (980,909)            $  (979,387)

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

At December 31, 2001, the outstanding balance of loans sold by the Company under the Agreement was $40,756,773 compared to $50,942,576 in 2000. The Company received gross servicing income of $797,975, $954,745, and $1,004,364 for the years ended December 31, 2001, 2000, and 1999, respectively.

3.  INTEREST RETAINED FROM RECEIVABLE SALES, NET

The amortized cost and gross unrealized gains and losses and estimated fair value of retained interests in loan sales at December 31, 2001 and 2000 are shown below. Expected maturities may differ from contractual maturities as the Programs underlying the securities may be terminated prior to contractual maturity.

                                                                                   DECEMBER 31, 2001
                                                         --------------------------------------------------------------------
                                                                              UNREALIZED        UNREALIZED          FAIR
                                                              COST               GAINS            LOSSES            VALUE
                                                         --------------------------------------------------------------------
Residual principal certificates due five years
   through ten years                                      $ 2,449,646        $   698,655        $               $ 3,148,301

Interest-only strip receivables due five years
   through ten years                                        4,879,578             86,626                          4,966,204
                                                         --------------------------------------------------------------------
                                                          $ 7,329,224        $   785,281        $               $ 8,114,505
                                                         ====================================================================


                                                                                   DECEMBER 31, 2000
                                                         --------------------------------------------------------------------
                                                                              UNREALIZED        UNREALIZED          FAIR
                                                              COST               GAINS            LOSSES            VALUE
                                                         --------------------------------------------------------------------
Residual principal certificates due five years
   through ten years                                      $ 1,681,294        $       758        $               $ 1,682,052

Interest-only strip receivables due five years
   through ten years                                        4,693,160                             (105,541)       4,587,619
                                                         --------------------------------------------------------------------
                                                          $ 6,374,454        $       758        $ (105,541)     $ 6,269,671
                                                         ====================================================================

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

Significant components of income tax expense for the years ended December 31, were as follows:

                                                                          2001            2000                   1999
                                                                          ----            ----                   ----
  Current:
       Federal                                                      $   706,032        $ 443,444            $  389,331
       State                                                            264,053          145,288               180,123
                                                                   ----------------------------------------------------
              Total current                                             970,085          588,732               569,454

  Deferred:
       Federal                                                         (299,564)         (36,577)                    0
       State                                                            (63,544)          (7,758)                    0
                                                                   ----------------------------------------------------
              Total deferred                                           (363,108)         (44,335)                    0

                                                                    $   606,977        $ 544,397            $  569,454
                                                                   ====================================================

Deferred tax assets are comprised of the following at December 31:


                                                                          2001            2000
                                                                          ----            ----

  Impact of loan sales                                              $    504,636       $  141,528
  Unrealized gain (loss) on securities available for sale               (274,848)          36,674
                                                                   -------------------------------
                                                                    $    229,788       $  178,202
                                                                   ===============================

Federal income taxes have been provided at the statutory rate of 35%, less the benefit for the deduction of state income taxes.

The deferred assets are included in due to affiliates in the statement of financial condition.

5.  TRANSACTIONS WITH AFFILIATES

In 1998, the Company entered into an intercompany loan agreement with Jefferson-Pilot Corporation whereby the Company may borrow funds for working capital needs at short-term interest rates. At December 31, 2001 and 2000, the Company had borrowed $845,571 and $438,261, respectively.

The Programs, and most mutual fund shares offered in conjunction with the Programs, are sold through Jefferson Pilot Securities Corporation, a registered broker-dealer.

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

Substantially all general and administrative expenses are allocated to the Company by JP Life in accordance with mutually agreed upon cost allocation methods that the Company and JP Life believe reflect a proportional allocation of common expenses and which are commensurate for the performance of the applicable duties. The Company paid allocated expenses of $231,755, $396,113, and $621,403 for the years ended December 31, 2001, 2000, and 1999, respectively. These expenses are included in the calculation of the expected cash flows for purposes of determining income related to programs sales, therefore are not shown as expenses in the statements of income.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth information relating to Directors and Executive Officers of the Company as of December 31, 2001.

  NAME(1)                AGE        POSITION(2)
  ----                   ---        --------
  Ronald R. Angarella     43        President, Chairman and Director
  Dennis R. Glass         52        Director
  John C. Ingram          57        Director
  John A. Weston          42        Treasurer
  Russell C. Simpson      46        Vice President and Chief Financial Officer
  Charles C. Cornelio     42        Vice President
  Carol R. Hardiman       47        Vice President, Administration
  Shari J. Lease          47        Secretary
  Robert A. Reed          59        Vice President and Assistant Secretary

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

Shari J. Lease was elected Secretary of the Company and Assistant Secretary of the Broker-Dealer in December 1994. Her principal occupation since February 1998 has been as Vice President and Associate General Counsel of Jefferson Pilot Financial. Ms. Lease served as Assistant Vice President and Counsel of Jefferson Pilot Financial from April 1995 to February 1998. Ms. Lease was elected Secretary of Jefferson Pilot Variable Fund, Inc. in April 1992. She served as Associate Counsel of Jefferson Pilot Financial from April 1994 to April 1995, Assistant Counsel of Jefferson Pilot Financial from October 1990 to April 1994 and Assistant Secretary of Jefferson Pilot Variable Fund, Inc. from July 1991 to April 1992.

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

                             HAMPSHIRE FUNDING, INC.
                                One Granite Place
                          Concord, New Hampshire 03301

                               BOARD OF DIRECTORS
                                December 31, 2001
-------------------------------------------------------------------------------
Ronald R. Angarella
24 Longview Drive
Bow, NH  03304

Dennis R. Glass
Three Lochridge Court
Greensboro, NC 27408

John C. Ingram
3302 Wynnewood Drive
Greensboro, NC 27408

                             HAMPSHIRE FUNDING, INC.
                                One Granite Place
                          Concord, New Hampshire 03301

                                    OFFICERS
                                December 31, 2001
-------------------------------------------------------------------------------
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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The table below sets forth ownership of the Company's issued and outstanding common stock as of March 31, 2002.

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

     The Company has an intercompany loan agreement with Jefferson-Pilot Corporation, whereby it may borrow money at short-term interest rates. At December 31, 2001 the Company has $845,571 of loans outstanding.

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

     (b)  No Form 8-K was filed in the fourth quarter of 2001.

     (c)  Exhibits

          (i) Pursuant to Rule 12b-23 and General Instruction G, the following exhibits required to be filed with this Report pursuant to the Instructions for Item 14 above are incorporated by reference from the reference source cited in the table below.

               Reg S-K
               Item 601

               EXHIBIT
               TABLE NO.                    DOCUMENT                                    REFERENCE SOURCE
               ---------                    --------                                    -----------------
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

                  (3)       (i)  Articles of Incorporation                              Form 10-K, filed
                                 of Company                                             March 15, 1990, for the
                                                                                        year ended December 31,
                                                                                        1989, pp. 25-27

                            (ii) By-Laws of Company                                     Form 10-K, filed
                                                                                        March 15, 1990, for the year ended
                                                                                        December 31, 1989, pp. 28-46
               EXHIBIT
               TABLE NO.                    DOCUMENT                                    REFERENCE SOURCE
               ---------                    --------                                    -----------------
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

                           (h)   Amendment No. 3  to the Receivables                    Form 10-K, filed
                                 Receivables Purchase Agreement                         March 30, 2001 for the year
                                 among the Company, Investors,                          ended December 31, 2001
                                 Preferred Receivables Funding
                                 Corporation and Bank One, NA
                                 dated June 26, 2000


                             (i) Amendment No. 4  to the Receivables                    Form 10-K, filed
                                 Receivables Purchase Agreement                         March 30, 2001 for the year
                                 among the Company, Investors,                          ended December 31, 2001
                                 Preferred Receivables Funding
                                 Corporation and Bank One, NA
                                 dated July 26, 2000

                            (ii) Filed by enclosure.

               Reg S-K
               Item 601

                  (10)     (a)   Amendment No. 5 to the Receivables                     pp. .27-29
                                 Receivables Purchase Agreement
                                 Among the Company, Investors, Preferred
                                 Receivables Funding Corporation and
                                 Bank One, NA dated July 25, 2001

                           (b)   Amendment No. 6 to the Receivables                     pp.  30-32
                                 Receivables Purchase Agreement
                                 Among the Company, Investors,
                                 Preferred Receivables Funding
                                 Corporation and Bank One, NA dated
                                 October 21, 2001

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

DATE: March 27, 2002                                HAMPSHIRE FUNDING, INC.


                                               By:  /s/  RONALD R. ANGARELLA
                                                    ------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

        Name                      Title                      Date
        ----                      -----                      ----

/S/ RONALD R. ANGARELLA     President and Director      March 27, 2002
-----------------------     Ronald R. Angarella

/S/ DENNIS R. GLASS         Director                    March 27, 2002
-----------------------     Dennis R. Glass

/S/ JOHN C. INGRAM          Director                    March 27, 2002
-----------------------     John C. Ingram

/S/ JOHN A. WESTON          Treasurer                   March 27, 2002
-----------------------     John A. Weston

/S/ RUSSELL C. SIMPSON      Vice President and          March 27, 2002
-----------------------     Chief Financial Officer
                            Russell C. Simpson

                AMENDMENT NO. 5 TO RECEIVABLES PURCHASE AGREEMENT

     This Amendment No. 5 (the "Amendment") is dated as of July 25, 2001 among Hampshire Funding, Inc. (the "Seller" and the "Servicer"), the undersigned Purchasers and Bank One, NA (formerly known as The First National Bank of Chicago), as agent for the Purchasers (the "Agent").

                              W I T N E S S E T H:

     WHEREAS, the Seller, the Servicer, the Purchasers and the Agent are parties to that certain Amended and Restated Receivables Purchase Agreement dated as of May 5, 1998 (as previously amended, the "Agreement"); and

     WHEREAS, the Seller, the Servicer, the undersigned Purchasers and the Agent desire to amend the Agreement in certain respects more fully described hereinafter;

     NOW, THEREFORE, in consideration of the premises herein contained, and for other good and valuable consideration, the receipt of which is hereby acknowledged, the parties hereto hereby agree as follows:

     1. DEFINED TERMS. Capitalized terms used herein and not otherwise defined shall have their meanings as attributed to such terms in the Agreement.

     2.   AMENDMENTS TO THE AGREEMENT.

     2.1. AMENDMENT TO CERTAIN REFERENCES. All references to the term "Liquidity Termination Date" appearing in Sections 1.1 and 4.2(b)(iii) of the Agreement shall be deemed to be references to the term "Termination Date".

     2.2. AMENDMENT TO SECTIONS 1.6(a) AND 1.7(a). Sections 1.6(a) and 1.7(a) are hereby amended by deleting the phrase "Purchaser Fee and Unused Fee" where it appears therein and inserting the phrase "Purchaser Fee" in lieu thereof.

     2.3. AMENDMENT TO SECTION 1.9(b)(i). Section 1.9(b)(i) of the Agreement is hereby amended by deleting the phrase "the Purchaser Fee, the Unused Fee" where it appears therein and inserting the phrase "the Purchaser Fee," in lieu thereof.

     2.4. AMENDMENT TO SECTION 1.9(d). Section 1.9(d) is hereby amended by deleting the phrase "Discount, Purchaser Fee and Unused Fee" where it appears therein and inserting the phrase "Discount and Purchaser Fee" in lieu thereof.

     2.5. AMENDMENT TO COMMITMENT. The Commitment of Bank One, NA is hereby amended by deleting the amount "$50,000,000" appearing opposite Bank One, NA's Signature on the Agreement and inserting the amount "$39,715,230" in lieu thereof, which will reduce in accordance with Section 2.14 of the Amended and Restated Receivables Purchase Agreement, as amended.

     2.6. AMENDMENT TO THE DEFINITION OF LIQUIDITY TERMINATION DATE. The definition of "Liquidity Termination Date" appearing in Exhibit I to the Agreement is hereby amended by deleting the date "July 25, 2001" where it appears therein and inserting the date "July 24, 2002" in lieu thereof.

     2.7. AMENDMENT TO THE DEFINITION OF TERMINATION DATE. The definition of "Termination Date" appearing in Exhibit I to the Agreement is hereby amended by deleting clause (iv) in its entirety and inserting in lieu thereof the following: "(iv) July 25, 2001."

     2.8. DELETION OF CERTAIN DEFINITIONS. The definitions of "Unused Fee" and "Unused Fee Percentage" appearing in Exhibit I to the Agreement are hereby deleted in their entirety.

     3. REAFFIRMATION OF PERFORMANCE GUARANTY. By acknowledging this Amendment below, the Performance Guarantor hereby (i) acknowledges that the Seller, the Servicer, the Purchasers and the Agent have entered into this Amendment, which Amendment has been made available to and has been reviewed by the Performance Guarantor and (ii) reaffirms that its obligations under the Performance Guaranty and each other Transaction Document to which it is a party continues in full force and effect with respect to the Agreement, as amended by this Amendment .

     4. REPRESENTATIONS AND WARRANTIES. In order to induce the Agent and the undersigned Purchasers to enter into this Amendment each of the Seller and the Servicer represents and warrants that:

     4.1. The representations and warranties set forth in Article III of the Agreement, as hereby amended, are true, correct and complete on the date hereof as if made on and as of the date hereof and there exists no Event of Default or Potential Event of Default on the date hereof.

     4.2. The execution and delivery by each of the Seller and the Servicer of this Amendment has been duly authorized by proper corporate proceedings of the Seller and the Servicer and this Amendment, and the Agreement, as amended by this Amendment, constitutes the legal, valid and binding obligation of the Seller and the Servicer enforceable against the Seller and the Servicer in accordance with its terms, except as such enforcement may be limited by applicable bankruptcy, insolvency, reorganization or their similar laws relating to or limiting creditors' rights generally.

     4.3. Neither the execution and delivery by the Seller or the Servicer of this Amendment, nor the consummation of the transactions herein contemplated, nor compliance with the provisions hereof will violate any law, rule, regulation, order, writ, judgment, injunction, decree or award binding on the Seller or the Servicer or the Seller's or the Servicer's certificate of incorporation or by-laws or the provisions of any indenture, instrument or agreement to which the Seller or the Servicer is a party or is subject, or by which it or its property, is bound, or conflict with or constitute a default thereunder.

     5. EFFECTIVE DATE. This Amendment shall become effective as of the date above first written upon receipt by the Agent of (i) counterparts of this Amendment duly executed by the Seller, the Servicer, the Purchasers and the Performance Guarantor and (ii) such other documents as the Agent or any Purchaser may request.

     6. RATIFICATION. The Agreement, as amended hereby, is hereby ratified, approved and confirmed in all respects.

     7. REFERENCE TO AGREEMENT. From and after the effective date hereof, each reference in the Agreement to "this Agreement", "hereof", or "hereunder" or words of like import, and all references to the Agreement in any and all agreements, instruments, documents, notes, certificates and other writings of every kind and nature shall be deemed to mean the Agreement, as amended by this Amendment.

     8. COSTS AND EXPENSES. The Seller agrees to pay all costs, fees, and out-of-pocket expenses (including attorneys' fees and time charges of attorneys for the Agent, which attorneys may be employees of the Agent) incurred by the Agent in connection with the preparation, execution and enforcement of this Amendment.

     9. CHOICE OF LAW. THIS AMENDMENT SHALL BE CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS (AND NOT THE LAW OF CONFLICTS) OF THE STATE OF ILLINOIS.

     10. EXECUTION IN COUNTERPARTS. This Amendment may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.

     IN WITNESS WHEREOF, the Seller, the Servicer, the undersigned Purchasers and the Agent have executed this Amendment as of the date first above written.

                                    HAMPSHIRE FUNDING, INC., as Seller
                                    and Servicer

                                    By:
                                        -----------------------------
                                    Title:
                                           --------------------------

                                    PREFERRED RECEIVABLES FUNDING CORPORATION

                                    By:
                                        -----------------------------
                                    Title: Authorized Signatory


                                    BANK ONE, NA (formerly known as THE FIRST
                                    NATIONAL BANK OF CHICAGO), individually as an Investor and as Agent

                                    By:
                                        -----------------------------
                                    Title:  Authorized Signatory

Acknowledged and confirmed by:

JEFFERSON-PILOT CORPORATION,
as Performance Guarantor

By:
    --------------------------
Title:
       -----------------------

          WAIVER AND AMENDMENT NO. 6 TO RECEIVABLES PURCHASE AGREEMENT


     This Waiver and Amendment No. 6 (this "Amendment") is dated as of October 21, 2001 among Hampshire Funding, Inc. (the "Seller" and the "Servicer"), the undersigned Purchasers and Bank One, NA (formerly known as The First National Bank of Chicago), as agent for the Purchasers (the "Agent").

                              W I T N E S S E T H :

     WHEREAS, the Seller, the Servicer, the Purchasers and the Agent are parties to that certain Amended and Restated Receivables Purchase Agreement dated as of May 5, 1998 (as previously amended, the "Agreement"); and

     WHEREAS, the Seller, the Servicer, the undersigned Purchasers and the Agent desire to (i) waive certain currently existing Events of Default under the Agreement and (ii) amend the Agreement in certain respects more fully described hereinafter;

     NOW, THEREFORE, in consideration of the premises herein contained, and for other good and valuable consideration, the receipt of which is hereby acknowledged, the parties hereto hereby agree as follows:

     1. DEFINED TERMS. Capitalized terms used herein and not otherwise defined herein shall have the meanings attributed to such terms in the Agreement.

     2.   AMENDMENTS TO THE AGREEMENT.

     2.1. AMENDMENT TO SECTION 7.1(h). Section 7.1(h) of the Agreement is hereby amended to read in its entirety as follows:

          "(h) [INTENTIONALLY DELETED]."

     2.2. AMENDMENT TO SECTION 7.1(i). Section 7.1(i) of the Agreement is hereby amended to read in its entirety as follows:

          "(i) For a period of ten consecutive Business Days the Under Collateralized Receivables Percentage exceeds 1.5%."

     2.3. AMENDMENT TO THE DEFINITION OF PURCHASER FEE PERCENTAGE. The definition of "Purchaser Fee Percentage" set forth in Exhibit I to the Agreement is hereby amended by deleting the percentage "0.225%" where it appears therein and inserting the percentage "0.26%" in lieu thereof.

     3. WAIVER. Each of the undersigned Purchasers hereby specifically waives the occurrence of (i) during the period from and including September 10, 2001 through the effective date hereof, the Event of Default under Section 7.1(h) of the Agreement caused by the Collateral Deficient Receivables Percentage exceeding 5% for a period of seven consecutive Business Days, and (ii) during the period from and including September 25, 2001 through the effective date hereof, the Event of Default under Section 7.1(i) of the Agreement caused by the Under Collateralized Receivables Percentage exceeding 1% for a period of seven consecutive Business Days. This specific waiver is limited to the express circumstances described herein and shall not be construed to constitute (i) a waiver of any other event, circumstance or condition or of any other right or remedy available to the Agent or any Purchaser pursuant to the Agreement or (ii) a consent to any departure by the Seller or any Servicer from any other term or requirement under the Agreement.

     4. REAFFIRMATION OF THE PERFORMANCE GUARANTY. By acknowledging this Amendment below, the Performance Guarantor hereby (i) acknowledges that the Seller, the Servicer, the Purchasers and the Agent have entered into this Amendment, which Amendment has been made available to and has been reviewed by the Performance Guarantor and (ii) reaffirms that its obligations under the Performance Guaranty and each other

Transaction Document to which it is a party continues in full force and effect with respect to the Agreement, as amended by this Amendment.

     5. REPRESENTATIONS AND WARRANTIES. In order to induce the Agent and the undersigned Purchasers to enter into this Amendment, each of the Seller and the Servicer represents and warrants that:

     5.1. The representations and warranties set forth in Article III of the Agreement, as hereby amended, are true, correct and complete on the date hereof as if made on and as of the date hereof and that, after giving effect to the waivers and amendments set forth herein, there exists no Event of Default or Potential Event of Default on the date hereof.

     5.2. The execution and delivery by the Seller of this Amendment has been duly authorized by proper corporate proceedings of the Seller and the Servicer and this Amendment, and the Agreement, as amended by this Amendment, constitutes the legal, valid and binding obligation of the Seller and the Servicer enforceable against the Seller and the Servicer in accordance with its terms, except as such enforcement may be limited by applicable bankruptcy, insolvency, reorganization or other similar laws relating to or limiting creditors' rights generally.

     5.3. Neither the execution and delivery by the Seller or the Servicer of this Amendment, nor the consummation of the transactions herein contemplated, nor compliance with the provisions hereof will violate any law, rule, regulation, order, writ, judgment, injunction, decree or award binding on the Seller or the Servicer or the Seller's or the Servicer's certificate of incorporation or by-laws or the provisions of any indenture, instrument or agreement to which the Seller or the Servicer is a party or is subject, or by which it or its property is bound, or conflict with or constitute a default thereunder.

     6. EFFECTIVE DATE. This Amendment shall become effective as of the date first above written upon receipt by the Agent of (i) counterparts of this Amendment duly executed by the Seller, the Servicer, the Purchasers and the Performance Guarantor and (ii) such other documents as the Agent or any Purchaser may request.

     7. RATIFICATION. The Agreement, as amended hereby, shall remain in full force and effect and is hereby ratified, approved and confirmed in all respects.

     8. REFERENCE TO AGREEMENT. From and after the effective date hereof, each reference in the Agreement to "this Agreement", "hereof", or "hereunder" or words of like import, and all references to the Agreement in any and all agreements, instruments, documents, notes, certificates and other writings of every kind and nature shall be deemed to mean the Agreement, as amended by this Amendment.

     9. COSTS AND EXPENSES. The Seller agrees to pay all costs, fees, and out-of-pocket expenses (including attorneys' fees and time charges of attorneys for the Agent, which attorneys may be employees of the Agent) incurred by the Agent in connection with the preparation, execution and enforcement of this Amendment.

     10. CHOICE OF LAW. THIS AMENDMENT SHALL BE CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS (AND NOT THE LAW OF CONFLICTS) OF THE STATE OF ILLINOIS.

     11. EXECUTION IN COUNTERPARTS. This Amendment may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.

     IN WITNESS WHEREOF, the Seller, the Servicer, the undersigned Purchasers and the Agent have executed this Amendment as of the date first above written.

                                    HAMPSHIRE FUNDING, INC., as Seller
                                    and Servicer

                                    By:
                                        -----------------------------
                                    Title:
                                           --------------------------

                                    PREFERRED RECEIVABLES FUNDING CORPORATION

                                    By:
                                        -----------------------------
                                    Authorized Signatory


                                    BANK ONE, NA (formerly known as THE FIRST
                                    NATIONAL BANK OF CHICAGO), individually as an Investor and as Agent

                                    By:
                                        -----------------------------
                                    Title:
                                           --------------------------

Acknowledged and confirmed by:

JEFFERSON-PILOT CORPORATION,
as Performance Guarantor

By:
    --------------------------
Title:
       -----------------------