Form 10-Q
period 2002-03-31
HAMPSHIRE FUNDING INC
filed 2002-05-14
CIK 205422

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended MARCH 31, 2002

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [no fee required] For the transition period from __________ to __________.

     Commission file number 2-79192.
                            -------

                             HAMPSHIRE FUNDING, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

        NEW HAMPSHIRE                                       02-0277842
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

           ONE GRANITE PLACE, CONCORD, NEW HAMPSHIRE      03301
           ----------------------------------------------------
           (Address of principal executive offices)  (Zip Code)

                                 (603) 226-5000
                             -----------------------
               Registrant's telephone number, including area code


                                 Not Applicable
                             -----------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           YES  /X/    NO  / /
                                                               -----      ----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of March 31, 2002: 50,000 shares, all of which are owned by Jefferson-Pilot Corporation.

                       DOCUMENTS INCORPORATED BY REFERENCE

                      The exhibit index appears on page 10

INDEX

                             HAMPSHIRE FUNDING, INC.

PART I. FINANCIAL INFORMATION

     ITEM 1.   Financial Statements (Unaudited)

               Condensed Statements of Financial Condition - March 31, 2002 and December 31, 2001

               Condensed Statements of Income - Three months ended March 31, 2002 and 2001

               Condensed Statements of Stockholder's equity - Three months ended March 31, 2002 and 2001

               Condensed Statements of Cash Flows - Three months ended March 31, 2002 and 2001

               Notes to condensed financial statements - March 31, 2002


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

     ITEM 3.   Defaults upon Senior Securities

     ITEM 4.   Submission of Matters to a Vote of Security Holders

     ITEM 5.   Other Information

     ITEM 6.   Exhibits and Reports on Form 8-K


SIGNATURES

                             HAMPSHIRE FUNDING, INC.

                   CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                            MARCH 31,       DECEMBER 31,
                                                                              2002              2001
                                                                           (UNAUDITED)        (NOTE A)
                                                                           -----------------------------
ASSETS
Cash and cash equivalents                                                  $  2,314,679     $  1,719,904
Interests retained from loan sales, at fair value                             8,688,950        8,114,505
Servicing asset (fair value of $220,306 at March 31, 2002 and $275,558
   at December 31, 2001)                                                        302,830          212,879
Other                                                                           141,614          322,306
                                                                           -----------------------------
Total assets                                                               $ 11,448,073      $10,369,594
                                                                           =============================

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
   Due to affiliates                                                       $  1,841,684     $  1,642,394
   Due to parent                                                              1,060,282          845,571
   Accounts payable                                                           1,307,859          861,212
   Accrued expenses and other liabilities                                       256,270          510,046
                                                                           -----------------------------
Total liabilities                                                             4,466,095        3,859,223
                                                                           -----------------------------

Stockholder's equity:
   Common stock, par value $1 per share; authorized
      100,000 shares; issued and outstanding 50,000 shares                       50,000           50,000
   Additional paid-in capital                                                   789,811          789,811
   Retained earnings                                                          5,334,381        5,160,127
   Accumulated other comprehensive income                                       807,786          510,433
                                                                           -----------------------------
Total stockholder's equity                                                    6,981,978        6,510,371
                                                                           -----------------------------
Total liabilities and stockholder's equity                                 $ 11,448,073     $ 10,369,594
                                                                           =============================


SEE ACCOMPANYING NOTES.

                             HAMPSHIRE FUNDING, INC.

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                                            THREE MONTHS ENDED MARCH 31,
                                                                2002            2001
                                                            ----------------------------
Revenues:
  Loan sales and servicing                                  $  243,625         $ 206,003
  Interest                                                      44,761            84,463
  Program participant fees                                      37,012            54,085
                                                            ----------------------------
                                                               325,398           344,551

Operating expenses:
  Interest on affiliate borrowings                               3,017             3,282
                                                            ----------------------------
Income before income taxes                                     322,381           341,269

Income tax expense                                             148,127           138,874
                                                            ----------------------------
Net income                                                  $  174,254         $ 202,395
                                                            ============================

SEE ACCOMPANYING NOTES.

                             HAMPSHIRE FUNDING, INC.
                       STATEMENTS OF STOCKHOLDER'S EQUITY
                                   (Unaudited)


                                                                              ACCUMULATED
                                                                                OTHER
                                                ADDITIONAL                   COMPREHENSIVE
                                   COMMON        PAID-IN       RETAINED         INCOME
                                   STOCK         CAPITAL       EARNINGS         (LOSS)       TOTAL
                                  --------      ----------    ----------     ------------- ----------
Balance at December 31, 2001      $ 50,000      $ 789,811     $5,160,127       $510,433    $6,510,371

  Net income                                                     174,254                      174,254
  Change in unrealized gain on
  securities available for sale,
  net of tax of $160,113                                                        297,353       297,353
                                                              ----------       --------    ----------
  Comprehensive income                                           174,254        297,353       471,607
                                  --------      ---------     ----------       --------    ----------
Balance at March 31, 2002         $ 50,000      $ 789,811     $5,334,381       $807,786    $6,981,978
                                  ========      =========     ==========       ========    ==========

Balance at December 31, 2000      $ 50,000      $ 789,811     $4,405,257       $(68,109)   $5,176,959

  Net income                                                     202,395                      202,395
  Change in unrealized loss on
  securities available for sale,
  net of tax of $43,350                                                          80,506        80,506
                                                              ----------       --------    ----------
  Comprehensive income                                           202,395         80,506       282,901
                                  --------      ---------     ----------       --------    ----------
Balance at March 31, 2001         $ 50,000      $ 789,811     $4,607,652       $ 12,397    $5,459,860
                                  ========      =========     ==========       ========    ==========


SEE ACCOMPANYING NOTES.

                             HAMPSHIRE FUNDING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                THREE MONTHS ENDED MARCH 31,
                                                                    2002            2001
                                                               ----------------------------
CASH AND CASH EQUIVALENTS FROM OPERATIONS                      $   434,329      $   670,733

FINANCING ACTIVITIES
Proceeds from sale of collateral notes receivable                1,031,031        1,289,300
Loans originated                                                (1,085,296)      (1,357,158)
Repayment of proceeds from affiliated loan agreements, net         214,711          317,790
                                                               ----------------------------
Net cash provided by financing activities                          160,446          249,932
                                                               ----------------------------

Increase in cash and cash equivalents                              594,775          920,665

Cash and cash equivalents at beginning of period                 1,719,904        1,737,684
                                                               ----------------------------
Cash and cash equivalents at end of period                     $ 2,314,679      $ 2,658,349
                                                               ============================


SEE ACCOMPANYING NOTES.

                             HAMPSHIRE FUNDING, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE A. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Hampshire Funding, Inc. annual report on Form 10-K for the year ended December 31, 2001.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 1997, the Company entered into a Receivables Purchase Agreement (the Agreement) with Preferred Receivables Funding Corporation (PREFCO), a wholly owned subsidiary of Bank One, formerly First National Bank of Chicago, (the Bank).

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

As of March 31, 2002, the Company had sold aggregate loans of $37,689,316 and has retained a subordinated interest and servicing rights in the assets transferred aggregating $8,991,780. The cash flows related to the repayment of loans is first used to satisfy all principal and variable interest rate obligations due to PREFCO, investors or the Bank. The retained interest represents the fair value of the Company's future cash flows and obligations that it will receive after all investor obligations are met. The fair value of the Company's retained interest and servicing rights was $8,390,063 at December 31, 2001.

The Company is responsible for servicing, managing and collecting all receivables and loan repayments, monitoring the underlying collateral and reporting all activity to the Bank for which it receives an annual service fee (collected monthly in arrears) calculated as 2% of outstanding receivables. The Company received $157,618 and $222,585 in service fees for the period ended March 31, 2002 and 2001, respectively.

As servicing agent for the loans sold, the Company collected loan prepayments of $1,351,110 for the three months ended March 31, 2002 and $2,905,709 for the same period in 2001, which were paid to PREFCO (one month in arrears) to satisfy principal and variable interest obligation due. The Company originated new loans of $1,085,296 and $1,357,158 for the three months ended March 31, 2002 and 2001, respectively, which were sold to PREFCO.

The Agreement includes a Performance Guarantee by Jefferson-Pilot Corporation that the Company will service the receivables sold and administer all aspects of the Programs in accordance with the terms and conditions of the Agreement. The Performance Guarantee contains restrictions on the debt of the Guarantor and the collateral value monitored by the Company.

During 1998, the Company entered into an intercompany loan agreement with Jefferson-Pilot Corporation whereby it may borrow funds for working capital needs at short-term interest rates. At March 31, 2002 the company had borrowed $1,060,282 compared to $845,571 at December 31, 2001.

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

Working capital in the first quarter of 2002 and 2001 was provided by servicing fees from collateral loans sold, loans from Jefferson-Pilot Corporation and interest earned on investments.

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

RESULTS OF OPERATIONS

The Company concluded the three months ended March 31, 2002 with net income of $174,254 as compared to net income of $202,395 for the same period in 2001.

Total revenues for the three months ended March 31, 2002 were $325,398 versus $344,551 for the same period in 2001. The Company's revenues are derived from program fees; income on its retained interest in the loans sold to investors, and realized gains. Although the Company's retained interest and income on its retained interest has grown over the last four years, this increase has been partially offset by a decline in realized gains in connection with the sale of loans. Gains (or losses) for each sale of receivables are determined by allocating the carrying value of the receivables sold between the portion sold and the interest retained based on their relative fair value. The Company estimates the fair value of its retained interest based on the present value of future cash flows expected from the sold receivables.

Interest expense was $3,017 and $3,282 for the three months ended March 31, 2002 and 2001, respectively. The average interest rates of 1.79% and 5.66% were paid on average outstanding loans due to affiliates of $675,302 and $214,100 for the three months ended March 31, 2002 and 2001, respectively.

The Company receives fee income for continuing to service sold receivables. The Company capitalizes the present value of expected servicing fee income in excess of the related cost of servicing over the estimated life of the sold receivables.

Program fees include placement, administrative and termination fees as well as charges for special services. Program fees continue to decline as programs terminate and mature. As of March 31, 2002 and 2001 the number of Programs administered by the Company were 2,113 and 2,996, respectively.

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

Item 3 - DEFAULTS UPON SENIOR SECURITIES - Not Applicable

Item 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS - None

Item 5 - OTHER INFORMATION - None


Item 6 - EXHIBITS AND REPORTS ON FORM 8-K.
         (a)  Exhibits - None

         (b)  Reports on Form 8-K

              No Reports on Form 8-K were filed by the Company during the quarter ended March 31, 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          HAMPSHIRE FUNDING, INC.

                          Registrant


                          \\John A. Weston\\


DATE:  MAY 14, 2002
                          John A. Weston
                          Treasurer, Principal Financial and Accounting Officer