Form 10-Q
period 2002-06-30
HAMPSHIRE FUNDING INC
filed 2002-08-14
CIK 205422

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)

 X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934 For the quarterly period ended JUNE 30, 2002

         Transition report pursuant to Section 13 or 15(d) of the Securities
--- Exchange Act of 1934 [no fee required] For the transition period from ___________________ to _______________________.

         Commission file number 2-79192.
                                --------

                             HAMPSHIRE FUNDING, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)


       NEW HAMPSHIRE                                         02-0277842
-------------------------------                  -------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


       ONE GRANITE PLACE, CONCORD, NEW HAMPSHIRE               03301
   ---------------------------------------------------------------------
   (Address of principal executive offices)                  (Zip Code)

                                 (603) 226-5000
                           --------------------------
               Registrant's telephone number, including area code


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


Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of June 30, 2002: 50,000 shares, all of which are owned by Jefferson-Pilot Corporation.

                       DOCUMENTS INCORPORATED BY REFERENCE

                      The exhibit index appears on page 11

INDEX
                             HAMPSHIRE FUNDING, INC.


PART I.  FINANCIAL INFORMATION

       ITEM   1.  Financial Statements (Unaudited)

                  Condensed Statements of Financial Condition - June 30, 2002 and December 31, 2001

                  Condensed Statements of Income - Three months ended June 30, 2002 and 2001; Six months ended June 30, 2002 and 2001

                  Condensed Statements of Stockholder's equity - Six months ended June 30, 2002 and 2001

                  Condensed Statements of Cash Flows - Six months ended June 30, 2002 and 2001

                  Notes to condensed financial statements - June 30, 2002

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

SIGNATURES

                             HAMPSHIRE FUNDING, INC.

                   CONDENSED STATEMENTS OF FINANCIAL CONDITION



                                                                            JUNE 30,       DECEMBER 31,
                                                                              2002             2001
                                                                          (UNAUDITED)        (NOTE A)
                                                                        --------------------------------
ASSETS
Cash and cash equivalents                                                  $  1,864,830     $  1,719,904
Interests retained from loan sales, at fair value                             8,995,771        8,114,505
Servicing asset (fair value of $179,900 at June 30, 2002 and $275,558
   at December 31, 2001)                                                        286,817          212,879
Other                                                                           335,177          322,306
                                                                        --------------------------------

Total assets                                                               $ 11,482,595      $10,369,594
                                                                        ================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
   Due to affiliates                                                       $  1,761,373     $  1,642,394
   Due to parent                                                              1,154,695          845,571
   Accounts payable                                                           1,032,717          861,212
   Accrued expenses and other liabilities                                       331,056          510,046
                                                                        --------------------------------
Total liabilities                                                             4,279,841        3,859,223
                                                                        --------------------------------

Stockholder's equity:
   Common stock, par value $1 per share; authorized
      100,000 shares; issued and outstanding 50,000 shares                       50,000           50,000
   Additional paid-in capital                                                   789,811          789,811
   Retained earnings                                                          5,565,058        5,160,127
   Accumulated other comprehensive income                                       797,885          510,433
                                                                        --------------------------------
Total stockholder's equity                                                    7,202,754        6,510,371
                                                                        --------------------------------

Total liabilities and stockholder's equity                                $  11,482,595   $   10,369,594
                                                                        ================================

SEE ACCOMPANYING NOTES.

                             HAMPSHIRE FUNDING, INC.

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                              THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                  JUNE 30,                            JUNE 30,
                                             2002          2001                   2002          2001
                                      ----------------------------         ----------------------------
Revenues:
   Loan sales and servicing                $ 274,738    $  235,083             $  518,363    $  441,086
   Interest                                   42,057        83,551                 86,818       168,014
   Program participant fees                   28,952        45,845                 65,964        99,930
                                      ----------------------------         ----------------------------
                                             345,747       364,479                671,145       709,030

Operating expenses:
   Interest on affiliate borrowings            3,740         7,893                  6,757        11,175
                                      ----------------------------         ----------------------------

Income before income taxes                   342,007       356,586                664,388       697,855

Income tax expense                           111,330       155,795                259,457       294,669
                                      ----------------------------         ----------------------------
Net income                                $  230,677    $  200,791             $  404,931    $  403,186
                                      ============================         ============================

SEE ACCOMPANYING NOTES.

                             HAMPSHIRE FUNDING, INC.
                       STATEMENTS OF STOCKHOLDER'S EQUITY
                                   (UNAUDITED)


                                                                           ACCUMULATED
                                                                             OTHER
                                               ADDITIONAL                COMPREHENSIVE
                                    COMMON      PAID-IN      RETAINED        INCOME
                                    STOCK       CAPITAL      EARNINGS        (LOSS)           TOTAL
                                  ----------   ----------   ----------   --------------    ----------
Balance at December 31, 2001      $   50,000   $  789,811   $5,160,127   $      510,433    $6,510,371

   Net income                                                  404,931                        404,931
   Change in unrealized gain on
   securities available for
   sale, net of tax of $154,783                                                 287,452       287,452
                                                            ----------   --------------    ----------
   Comprehensive income                                        404,931          287,452       692,383
                                  ----------   ----------   ----------   --------------    ----------
Balance at June 30, 2002          $   50,000   $  789,811   $5,565,058   $      797,885    $7,202,754
                                  ==========   ==========   ==========   ==============    ==========



Balance at December 31, 2000      $   50,000   $  789,811   $4,405,257   $      (68,109)   $5,176,959

   Net income                                                  403,186                        403,186
   Change in unrealized loss on
   securities available for
   sale, net of tax of $153,913                                                 285,838       285,838
                                                            ----------   --------------    ----------
   Comprehensive income                                        403,186          285,838       689,024
                                  ----------   ----------   ----------   --------------    ----------
Balance at June 30, 2001          $   50,000   $  789,811   $4,808,443   $      217,729    $5,865,983
                                  ==========   ==========   ==========   ==============    ==========


SEE ACCOMPANYING NOTES.

                             HAMPSHIRE FUNDING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                           2002               2001
                                                                        -----------------------------
CASH AND CASH EQUIVALENTS (USED) PROVIDED BY OPERATIONS                 $     (66,714) $       47,304

FINANCING ACTIVITIES
Proceeds from sale of collateral notes receivable                           1,852,190       2,508,043
Loans originated                                                           (1,949,674)     (2,640,045)
Repayment of proceeds from affiliated loan agreements, net                    309,124          (2,403)
                                                                        -----------------------------
Net cash provided (used) by financing activities                              211,640        (134,405)
                                                                        -----------------------------

Increase (decrease) in cash and cash equivalents                              144,926         (87,101)
Cash and cash equivalents at beginning of period                            1,719,904       1,737,684
                                                                        -----------------------------
Cash and cash equivalents at end of period                              $   1,864,830   $   1,650,583
                                                                        =============================


SEE ACCOMPANYING NOTES.

                             HAMPSHIRE FUNDING, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE A.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY PROFILE

Hampshire Funding, Inc. (the "Company") administers investment programs ("Programs") which coordinate the acquisition of mutual fund shares and insurance over a period of ten years. Under the Programs, Participants purchase life and health insurance from affiliated Insurance Companies and finance the premiums through a series of loans secured by mutual fund shares. Upon issuance of a policy by an Insurance Company, the Company makes a loan to the Participant in an amount equal to the selected premium mode. As each premium becomes due, if not paid in cash, a new loan equal to the next premium and administrative fee is made and added to the Participant's account indebtedness ("Account Indebtedness"). Thus, interest, as well as principal, is borrowed and mutual fund shares are pledged as collateral. The Program loan percentage rate charged to Participants is currently 7.75%. Each loan made by the Company must initially be secured by mutual fund shares which have a value of at least 250% of the loan, except for the initial premium loan of Programs using certain no-load funds, where the collateral requirement is 180%. In addition, the aggregate value of all mutual fund shares pledged as collateral must be at least 150% of the Participant's total Account Indebtedness. If the value of the shares pledged to the Company declines below 130% of the Account Indebtedness, the Company will terminate the Programs and liquidate shares sufficient to repay the indebtedness.

Effective March 31, 1998, the Company discontinued the sale of Programs. The Company, however, will continue to make premium loans to current Participants and administer all Programs until their stated maturity or termination dates.


LIQUIDITY AND CAPITAL RESOURCES

On December 31, 1997, the Company entered into a Receivables Purchase Agreement (the "Agreement") with Preferred Receivables Funding Corporation ("PREFCO"), a wholly owned subsidiary of Bank One, formerly First National Bank of Chicago, (the "Bank").

The Agreement provides for the initial and periodic purchase of the Company's collateral loans receivable by PREFCO or other investors (for which the Bank serves as agent). On July 24, 2002 the Agreement was amended to extend the termination date to July 23, 2003. On October 21, 2001 the Agreement was amended, increasing the Purchase Fee Percentage paid by the Company from 0.225% to 0.26%. Additionally, the Events of Default were amended, increasing the number of consecutive business days that Under Collateralized Receivables may exceed 1% and eliminating the restriction on the percentage of Collateral Deficient Receivables. The Company anticipates the termination date will be extended under the provisions of the Agreement. PREFCO finances purchases of the Company's collateral loans receivables through the issuance of commercial paper (variable interest obligations).

When the Company sells loans, it retains interest-only strips, servicing rights, and 5% of each loan sold, all of which are the retained interest in the securitized receivables. Interest-only strips represent the Company's right to interest in excess of the sum paid to PREFCO. As of June 30, 2002, the Company had sold aggregate loans of $34,505,902 and has retained a subordinated interest and servicing rights in the assets transferred aggregating $9,175,671. The cash flows related to the repayment of loans is first used to satisfy all principal and variable interest rate obligations due to PREFCO, investors or the Bank. The retained interest represents the fair value of the Company's future cash flows and obligations that it will receive after all investor obligations are met. The fair value of the Company's retained interest and servicing rights was $8,390,063 at December 31, 2001.

The Company is responsible for servicing, managing and collecting all receivables and loan repayments, monitoring the underlying collateral and reporting all activity to the Bank for which it receives an annual service fee (collected monthly in arrears) calculated as 2% of outstanding receivables. The Company received $295,565 and $430,756 in service fees for the period ended June 30, 2002 and 2001, respectively.

As servicing agent for the loans sold, the Company collected loan prepayments of $3,058,346 for the six-months ended June 30, 2002 and $5,167,032 for the same period in 2001, which were paid to PREFCO (one month in arrears) to satisfy principal and variable interest obligation due. The Company originated new loans of $1,949,674 and $2,640,045 for the six-months ended June 30, 2002 and 2001, respectively, which were sold to PREFCO.

The Agreement includes a Performance Guarantee by Jefferson-Pilot Corporation that the Company will service the receivables sold and administer all aspects of the Programs in accordance with the terms and conditions of the Agreement. The Performance Guarantee contains restrictions on the debt of the Guarantor and the collateral value monitored by the Company.

During 1998, the Company entered into an intercompany loan agreement with Jefferson-Pilot Corporation whereby it may borrow funds for working capital needs at short-term interest rates. At June 30, 2002 the company had borrowed $1,154,695 compared to $845,571 at December 31, 2001.

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

Working capital in the second quarter of 2002 and 2001 was provided by servicing fees from collateral loans sold, loans from Jefferson-Pilot Corporation and interest earned on investments.

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

RESULTS OF OPERATIONS

The Company concluded the three- and six-months ended June 30, 2002 with net income of $230,677 and $404,931, respectively, as compared to net income of $200,791 and $403,186 for the same periods in 2001.

Total revenues for the three- and six-months ended June 30, 2002 were $345,747 and $671,145, respectively, versus $364,479 and $709,030 for the same periods in 2001. The Company's revenues are derived from program fees; income on its retained interest in the loans sold to investors, and realized gains. Although the Company's retained interest and income on its retained interest has grown over the last four years, this increase has been partially offset by a decline in realized gains in connection with the sale of loans. Gains (or losses) for each sale of receivables are determined by allocating the carrying value of the receivables sold between the portion sold and the interest retained based on their relative fair value. The Company estimates the fair value of its retained interest based on the present value of future cash flows expected from the sold receivables.

Interest expense was $3,740 and $6,757 for the three- and six-months ended June 30, 2002, respectively, and $7,893 and $11,175 for the three- and six-months ended June 30, 2001. The average interest rates of 1.77% and 5.04% were paid on average outstanding loans due to affiliates of $759,717 and $457,381 for the six-months ended June 30, 2002 and 2001, respectively.

The Company receives fee income for continuing to service sold receivables. The Company capitalizes the present value of expected servicing fee income in excess of the related cost of servicing over the estimated life of the sold receivables.

Program fees include placement, administrative and termination fees as well as charges for special services. Program fees continue to decline as programs terminate and mature. As of June 30, 2002 and 2001 the number of Programs administered by the Company were 1,924 and 2,794, respectively.

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

Item 3 - DEFAULTS UPON SENIOR SECURITIES  - Not Applicable

Item 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS - None

Item 5 - OTHER INFORMATION  - None

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits - None

          (b)  Reports on Form 8-K

               No Reports on Form 8-K were filed by the Company during the quarter ended June 30, 2002.



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HAMPSHIRE FUNDING, INC.

                                    Registrant



                                    \\John A. Weston\\


DATE:  AUGUST 14, 2002
                                    John A. Weston
                                    Treasurer, Principal Financial and
                                    Accounting Officer