Form 10-Q
period 2002-09-30
HAMPSHIRE FUNDING INC
filed 2002-11-14
CIK 205422

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

_X_ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2002

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [no fee required] For the transition period from __________________ to ____________________.

         Commission file number 2-79192.
                                ---------

                             HAMPSHIRE FUNDING, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              NEW HAMPSHIRE                              02-0277842
  --------------------------------              -------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)

         ONE GRANITE PLACE, CONCORD, NEW HAMPSHIRE         03301
      --------------------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)

                                 (603) 226-5000
           -------------------------------------------------------
              Registrant's telephone number, including area code


                                 Not Applicable
--------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                         YES   X      NO
                                                             -----       ----


Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of September 30, 2002: 50,000 shares, all of which are owned by Jefferson-Pilot Corporation.

                       DOCUMENTS INCORPORATED BY REFERENCE

                      The exhibit index appears on page 11

INDEX

                             HAMPSHIRE FUNDING, INC.

PART I.  FINANCIAL INFORMATION

     ITEM 1.   Financial Statements (Unaudited)

               Condensed Statements of Financial Condition - September 30, 2002 and December 31, 2001

               Condensed Statements of Income - Three months ended September 30, 2002 and 2001; Nine months ended September 30, 2002 and 2001

               Condensed Statements of Stockholder's equity - Nine months ended September 30, 2002 and 2001

               Condensed Statements of Cash Flows - Nine months ended September 30, 2002 and 2001

               Notes to condensed financial statements - September 30, 2002

     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     ITEM 3.   Quantitative and Qualitative Disclosure of Market Risk

     ITEM 4.   Controls and Procedures

PART II.  OTHER INFORMATION

     ITEM 1.   Legal Proceedings

     ITEM 2.   Changes in Securities and Use of Proceeds

     ITEM 3.   Defaults upon Senior Securities

     ITEM 4.   Submission of Matters to a Vote of Security Holders

     ITEM 5.   Other Information

     ITEM 6.   Exhibits and Reports on Form 8-K


SIGNATURES

CHIEF EXECUTIVE OFFICER CERTIFICATIONS UNDER SECTION 302 OF SARBANES-OXLEY ACT OF 2002

CHIEF FINANCIAL OFFICER CERTIFICATIONS UNDER SECTION 302 OF SARBANES-OXLEY ACT OF 2002

                             HAMPSHIRE FUNDING, INC.

                   CONDENSED STATEMENTS OF FINANCIAL CONDITION


                                                                         SEPTEMBER 30,     DECEMBER 31,
                                                                              2002             2001
                                                                          (Unaudited)        (Note A)
                                                                        -----------------------------------
ASSETS
Cash and cash equivalents                                                  $  1,600,190     $  1,719,904
Interests retained from loan sales, at fair value                             9,246,505        8,114,505
Servicing asset, at fair value                                                  282,938          212,879
Other                                                                           325,298          322,306
                                                                        -----------------------------------

Total assets                                                               $ 11,454,931      $10,369,594
                                                                        ===================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
   Due to affiliates                                                       $  1,924,923      $ 1,642,394
   Due to parent                                                                932,919          845,571
   Accounts payable                                                           1,000,087          861,212
   Accrued expenses and other liabilities                                       273,144          510,046
                                                                        -----------------------------------
Total liabilities                                                             4,131,073        3,859,223
                                                                        -----------------------------------
Stockholder's equity:
   Common stock, par value $1 per share; authorized
      100,000 shares; issued and outstanding 50,000 shares                       50,000           50,000
   Additional paid-in capital                                                   789,811          789,811
   Retained earnings                                                          5,705,378        5,160,127
   Accumulated other comprehensive income                                       778,669          510,433
                                                                        -----------------------------------
Total stockholder's equity                                                    7,323,858        6,510,371
                                                                        -----------------------------------

Total liabilities and stockholder's equity                                 $  11,454,931    $ 10,369,594
                                                                       ===================================


SEE ACCOMPANYING NOTES.

                             HAMPSHIRE FUNDING, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                          THREE MONTHS ENDED                    NINE MONTHS ENDED
                                             SEPTEMBER 30,                        SEPTEMBER 30,
                                          2002          2001                   2002          2001
                                      ----------------------------         ----------------------------
Revenues:
   Loan sales and servicing                $ 188,841    $  208,326             $  707,204    $  649,412
   Interest                                   39,286        72,100                126,104       240,114
   Program participant fees                   27,540        42,581                 93,504       142,511
                                      ----------------------------         ----------------------------
                                             255,667       323,007                926,812     1,032,037

Operating expenses:
   Interest on affiliate borrowings            2,790         4,932                  9,547        16,107
                                      ----------------------------         ----------------------------

Income before income taxes                   252,877       318,075                917,265     1,015,930

Income tax expense                           112,557       147,247                372,014       441,916
                                      ----------------------------         ----------------------------

Net income                                $  140,320    $  170,828             $  545,251    $  574,014
                                      ============================         ============================



SEE ACCOMPANYING NOTES.

                             HAMPSHIRE FUNDING, INC.
                       STATEMENTS OF STOCKHOLDER'S EQUITY
                                   (Unaudited)


                                                                                              ACCUMULATED
                                                                                                 OTHER
                                                      ADDITIONAL                             COMPREHENSIVE
                                      COMMON           PAID-IN            RETAINED               INCOME
                                      STOCK            CAPITAL            EARNINGS               (LOSS)                  TOTAL
                                  ---------------   ---------------    ----------------    -------------------     ----------------
Balance at December 31, 2001        $    50,000       $    789,811       $  5,160,127        $       510,433         $  6,510,371

   Net income                                                                 545,251                                     545,251
   Change in unrealized gain on
   securities available for
   sale, net of tax of $144,436                                                                       268,236             268,236
                                                                       ----------------    -------------------     ----------------
   Comprehensive income                                                       545,251                 268,236             813,487
                                  ---------------   ---------------    ----------------    -------------------     ----------------
Balance at September 30, 2002       $    50,000       $    789,811       $  5,705,378        $       778,669         $  7,323,858
                                  ===============   ===============    ================    ===================     ================

Balance at December 31, 2000        $    50,000       $    789,811       $  4,405,257        $      (68,109)         $  5,176,959

   Net income                                                                 574,014                                     574,014
   Change in unrealized loss on
   securities available for
   sale, net of tax of $192,895                                                                     358,234               358,234
                                                                       ----------------    -------------------     ----------------
   Comprehensive income                                                       574,014               358,234               932,248
                                  ---------------   ---------------    ----------------    -------------------     ----------------
Balance at September 30, 2001       $    50,000       $    789,811       $4,979,271          $        290,125        $  6,109,207
                                  ===============   ===============    ================    ===================     ================


SEE ACCOMPANYING NOTES.

                             HAMPSHIRE FUNDING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                               2002               2001
                                                                        ---------------------------------------
CASH AND CASH EQUIVALENTS (USED) PROVIDED BY OPERATIONS                 $        (77,406)    $    1,653,315

FINANCING ACTIVITIES
Proceeds from sale of collateral notes receivable                              2,463,465          3,587,530
Loans originated                                                              (2,593,121)        (3,758,308)
Proceeds from (repayments of) affiliated loan agreements, net                     87,348           (826,961)
                                                                        ---------------------------------------
Net cash used in financing activities                                            (42,308)          (997,739)
                                                                        ---------------------------------------

(Decrease) increase in cash and cash equivalents                                (119,714)           655,576
Cash and cash equivalents at beginning of period                               1,719,904          1,737,684
                                                                        ---------------------------------------
Cash and cash equivalents at end of period                              $       1,600,190   $     2,393,260
                                                                        =======================================

SEE ACCOMPANYING NOTES.

                             HAMPSHIRE FUNDING, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE A.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY PROFILE

Hampshire Funding, Inc. (the "Company") administers investment programs ("Programs") which coordinate the acquisition of mutual fund shares and insurance over a period of ten years. Under the Programs, Participants purchase life and health insurance from affiliated Insurance Companies and finance the premiums through a series of loans secured by mutual fund shares. Upon issuance of a policy by an Insurance Company, the Company makes a loan to the Participant in an amount equal to the selected premium mode. As each premium becomes due, if not paid in cash, a new loan equal to the next premium and administrative fee is made and added to the Participant's account indebtedness ("Account Indebtedness"). Thus, interest, as well as principal, is borrowed and mutual fund shares are pledged as collateral. The Program loan percentage rate charged to Participants was 7.75% through September 30, 2002, but subsequently decreased to 7.25% on November 7, 2002. Each loan made by the Company must initially be secured by mutual fund shares which have a value of at least 250% of the loan, except for the initial premium loan of Programs using certain no-load funds, where the collateral requirement is 180%. In addition, the aggregate value of all mutual fund shares pledged as collateral must be at least 150% of the Participant's total Account Indebtedness. If the value of the shares pledged to the Company declines below 130% of the Account Indebtedness, the Company will terminate the Programs and liquidate shares sufficient to repay the indebtedness.

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

The Agreement provides for the initial and periodic purchase of the Company's collateral loans receivable by PREFCO or other investors (for which the Bank serves as agent). On July 24, 2002 the Agreement was amended to extend the termination date to July 23, 2003. On October 21, 2001 the Agreement was amended, increasing the Purchase Fee Percentage paid by the Company from 0.225% to 0.26%. Additionally, the Events of Default were amended, increasing the number of consecutive business days that Under Collateralized Receivables may exceed 1.5% and eliminating the restriction on the percentage of Collateral Deficient Receivables. On August 9, 2002 the Company received a Waiver for exceeding this percentage of Under Collateralized Receivables occurrence during the period July 25, 2002 through July 29, 2002. The Company anticipates the termination date will be extended under the provisions of the Agreement. PREFCO finances purchases of the Company's collateral loans receivables through the issuance of commercial paper (variable interest obligations).

When the Company sells loans, it retains interest-only strips, servicing rights, and 5% of each loan sold, all of which are the retained interest in the securitized receivables. Interest-only strips represent the Company's right to interest in excess of the sum paid to PREFCO. As of September 30, 2002, the Company had sold aggregate loans of $29,364,097 and has retained a subordinated interest and servicing rights in the assets transferred aggregating $9,529,443 compared to $8,327,384 at December 31, 2001. The increase is due to increased spreads in interest only strip and servicing asset. The cash flows related to the repayment of loans is first used to satisfy all principal and variable interest rate obligations due to PREFCO, investors or the Bank. The retained interest represents the fair value of the Company's future cash flows and obligations that it will receive after all investor obligations are met.

The Company is responsible for servicing, managing and collecting all receivables and loan repayments, monitoring the underlying collateral and reporting all activity to the Bank for which it receives an annual service fee (collected monthly in arrears) calculated as 2% of outstanding receivables. The Company received $410,551 and $624,543 in service fees for the period ended September 30, 2002 and 2001, respectively.

As servicing agent for the loans sold, the Company collected loan prepayments of $7,228,135 for the nine-months ended September 30, 2002 and $8,509,597 for the same period in 2001, which were paid to PREFCO (one month in arrears) to satisfy principal and variable interest obligation due. The Company originated new loans of $2,593,121 and $3,758,308 for the nine-months ended September 30, 2002 and 2001, respectively, which were sold to PREFCO.

The Agreement includes a Performance Guarantee by Jefferson-Pilot Corporation that the Company will service the receivables sold and administer all aspects of the Programs in accordance with the terms and conditions of the Agreement. The Performance Guarantee contains restrictions on the debt of the Guarantor and the collateral value monitored by the Company.

During 1998, the Company entered into an intercompany loan agreement with Jefferson-Pilot Corporation whereby it may borrow funds for working capital needs at short-term interest rates. At September 30, 2002 the Company had borrowed $932,919 compared to $845,571 at December 31, 2001.

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

Working capital in the third quarter of 2002 and 2001 was provided by servicing fees from collateral loans sold, loans from Jefferson-Pilot Corporation and interest earned on investments.

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

RESULTS OF OPERATIONS

The Company concluded the three- and nine-months ended September 30, 2002 with net income of $140,320 and $545,251, respectively, as compared to net income of $170,828 and $574,014 for the same periods in 2001.

Total revenues for the three- and nine-months ended September 30, 2002 were $255,667 and $926,812, respectively, versus $323,007 and $1,032,037 for the same periods in 2001. The Company's revenues are derived from program fees; income on its retained interest in the loans sold to investors, and realized gains. Although the Company's retained interest and income on its retained interest has grown over the last four years, this increase has been partially offset by a decline in realized gains in connection with the sale of loans. Gains (or losses) for each sale of receivables are determined by allocating the carrying value of the receivables sold between the portion sold and the interest retained based on their relative fair value. The Company estimates the fair value of its retained interest based on the present value of future cash flows expected from the sold receivables.

Interest expense was $2,790 and $9,547 for the three- and nine-months ended September 30, 2002, respectively, and $4,932 and $16,107 for the three- and nine-months ended September 30, 2001. The average interest rates of 1.76% and 4.58% were paid on average outstanding loans due to affiliates of $717,104 and $480,952 for the nine-months ended September 30, 2002 and 2001, respectively.

The Company receives fee income for continuing to service sold receivables. The Company capitalizes the present value of expected servicing fee income in excess of the related cost of servicing over the estimated life of the sold receivables.

Program fees include placement, administrative and termination fees as well as charges for special services. Program fees continue to decline as programs terminate and mature. As of September 30, 2002 and 2001 the number of Programs administered by the Company were 1,587 and 2,546, respectively.

In the future, the Company may realize a gain or loss on the securitization of future collateral notes receivable which may impact future earnings.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Not required because Hampshire Funding, Inc. qualifies as a small business issuer under Regulation S-B.

ITEM 4 - CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-15. Based upon that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date we carried out this evaluation

                           PART II - OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS - None

Item 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS - None

Item 3 - DEFAULTS UPON SENIOR SECURITIES  - Not Applicable

Item 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS - None

Item 5 - OTHER INFORMATION  - None

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K.
          (a)  Exhibits - None

          (b)  Reports on Form 8-K

                     No Reports on Form 8-K were filed by the Company during the quarter ended September 30, 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HAMPSHIRE FUNDING, INC.
                                           -----------------------
                                           Registrant

                                           /s/ John A. Weston

DATE:  NOVEMBER 13, 2002

                                           John A. Weston
                                           Treasurer, Principal Financial and
                                           Accounting Officer

CHIEF EXECUTIVE OFFICER CERTIFICATIONS UNDER SECTION 302 OF
SARBANES-OXLEY ACT OF 2002

I, Ronald R. Angarella, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Hampshire
         Funding, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:  November 13, 2002                /s/ Ronald R. Angarella

                                                 Ronald R. Angarella
                                                 Chairman and President

CHIEF FINANCIAL OFFICER CERTIFICATIONS UNDER SECTION 302 OF SARBANES-OXLEY ACT OF 2002

I, Russell C. Simpson, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Hampshire
         Funding, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:  November 13, 2002                    /s/ Russell C. Simpson

                                                     Russell C. Simpson
                                                     Chief Financial Officer