Form 10-K
period 2002-12-31
HAMPSHIRE FUNDING INC
filed 2003-03-28
CIK 205422

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [fee required]
      For the fiscal year ended December 31, 2002

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [no fee required]
      For the transition period from _________________ to _______________.

      Commission file number 2-79192.

                             HAMPSHIRE FUNDING, INC.
             (Exact name of registrant as specified in its charter)

        NEW HAMPSHIRE                                       02-0277842
-----------------------------------------               ------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

   ONE GRANITE PLACE, CONCORD, NEW HAMPSHIRE                      03301
-------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. NONE

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of March 26, 2003: 50,000 shares, all of which are owned by Jefferson-Pilot Corporation.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

The total number of pages, including exhibits, is 31, and the exhibit index appears on pages 22 through 24.

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

(b)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The Company has one reportable segment as described in (c). Revenues, operating profit and loss, and identifiable assets for the five years ended December 31, 2002, are included in Item 6 - Selected Financial Data and Item 8 - Financial Statements and Supplementary Data.

(c)      NARRATIVE DESCRIPTION OF BUSINESS

         The Company administers Programs which involve periodic cash purchases of mutual fund shares. Under the Programs, Participants make periodic purchases of mutual fund shares for cash with automatic reinvestment of all distributions. Participants obtain insurance coverage through a series of insurance premium loans offered by the Company. Loans to Participants are secured by Participants' periodic purchases of mutual fund shares. The mutual fund shares are registered in the Company's name as Custodian for Participants and are pledged under a Receivables Purchase Agreement.

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

         Historically, the Programs were offered for sale by those agents of the Insurance Companies who qualify as registered representatives, through broker-dealers, under the regulations of the NASD.

         Revenues derived from Participant Programs include gain on sales of loans and servicing, interest income on securities and Program participant fees. For the years ended December 31, 2002, 2001 and 2000 such revenues were as follows:

                                                    2002              2001              2000
                                                    ----              ----              ----
          Loan sales and servicing             $  1,001,538       $   898,147       $   688,573
          Interest                                  158,381           298,746           387,455
          Program participant fees                  116,446           184,315           255,398

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

         The insurance agents who sold the Company's Programs are subject to the oversight and regulation of the insurance department of each jurisdiction where they are licensed. In addition, only those agents who are registered representatives of broker-dealers sold Programs; thus the insurance agents are also subject to supervision and regulation of the NASD and securities department of each jurisdiction where they are licensed.

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

ITEM 3 - LEGAL PROCEEDINGS

The Company may become involved from time to time with legal proceedings arising out of the ordinary course of its business. For the year ended December 31, 2002, the Company was not involved in any material legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2002 to a vote of security holders.

                                     PART II

         ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          (a)     MARKET INFORMATION

                  Not publicly traded.

          (b)     HOLDERS

                  (See Item 12, Security Ownership of Certain Beneficial Owners and Management.)

          (c)     DIVIDENDS

                  The Company has not authorized or paid any dividends since inception. There are no restrictions presently known on the Company's ability to pay dividends except for general New Hampshire corporate laws relating to earnings.

          (d) Securities authorized for issuance under equity compensation plans: NONE

ITEM 6 - SELECTED FINANCIAL DATA

 SELECTED RESULTS OF OPERATIONS
  DATA: YEAR ENDED DECEMBER 31,           2002             2001              2000             1999               1998
                                          ----             ----              ----             ----               ----
  Total Revenue                       $  1,276,365     $  1,381,208      $  1,331,426     $   1,350,657      $   1,335,073
                                      ============     ============      ============     =============      =============

  Net Income                          $    749,206     $    754,870      $    714,883     $     723,044      $     780,583
                                      ============     ============      ============     =============      =============

  Dividends Per Common share          $         --     $         --      $         --     $          --      $          --
                                      ============     ============      ============     =============      =============

 SELECTED BALANCE SHEET DATA:
  DECEMBER 31,                            2002             2001              2000             1999               1998
                                          ----             ----              ----             ----               ----
  Total Assets                        $ 12,380,560     $ 10,369,594      $  8,385,285     $   7,520,878      $   5,861,387
                                      ============     ============      ============     =============      =============

  Stockholder's Equity                $  7,907,220     $  6,510,371      $  5,176,959     $   4,271,325      $   3,380,956
                                      ============     ============      ============     =============      =============

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

CRITICAL ACCOUNTING POLICIES

The financial statements are prepared in accordance with accounting principles generally accepted in the United States. The Company's significant accounting policies are more fully described in Note 1 to the financial statements. The majority of assets and liabilities are financial in nature and the valuations of these assets and liabilities are critical to the financial position and results of operations. However, certain accounting policies are particularly important to the portrayal of the Company's financial position and results of operations, and require the Company's management to apply significant judgment; as a result are subject to an inherent degree of uncertainty. The fair value of retained interest on loan sales includes assumptions related to termination and discount rates. These assumptions involve a high degree of judgment by management and are subject to fluctuations based upon current market and economic conditions. On an on-going basis, management evaluates estimates and judgments based upon historical experience, which forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

During the period from and including July 25, 2002 through July 29, 2002, an Event of Default occurred under Section 7.1(i) of the Agreement resulting from the Under Collateralized Receivables exceeding 1.5% of all Receivables for a period of ten consecutive days. This increase in Under Collateralized Receivables was due to market depreciation of mutual fund shares pledged as collateral. On August 9, 2002, the Company received a Waiver to the Agreement, which specifically waived this occurrence. It is anticipated that the Company will receive additional waivers if this event of default occurs due to unusual market depreciation.

As of December 31, 2002, the Company had sold aggregate loans of $25,953,614 and has retained a subordinated interest and servicing rights in the assets transferred aggregating $10,465,032. The cash flows related to the repayment of loans is first used to satisfy all principal and variable interest rate obligations due to PREFCO, investors or the Bank. The retained interest represents the fair value of the Company's future cash flows and obligations that it will receive after all investor obligations are met. The fair value of the Company's retained interest and servicing rights was $8,327,384 and $6,500,825 at December 31, 2001 and 2000, respectively.

The Company is responsible for servicing, managing and collecting all receivables and loan repayments, monitoring the underlying collateral and reporting all activity to the Bank for which it receives an annual service fee (collected monthly in arrears) calculated as 2% of outstanding receivables. The Company received $500,969, $797,975, and $954,745 in service fees during 2002, 2001, and 2000.

Employee services and office facilities are provided by JP Life under a Service Agreement with the Company. The Company pays JP Life a monthly fee (in arrears) for services in accordance with mutually agreed upon cost allocation methods, which the Companies believe reflect a proportional allocation of common expenses and are commensurate for the performance of its duties. The Company paid JP Life servicing expenses of $515,624, $678,394, and $689,879 during 2002, 2001, and
2000.

The Company capitalizes the present value of expected service fee income in excess of the related costs to service the outstanding receivables.

As servicing agent for the loans sold, the Company collected loan prepayments of $9,886,444 during 2002 and $10,639,016 during 2001, which were paid to PREFCO (one month in arrears) to satisfy principal and variable interest obligation due. The Company originated new loans of $3,149,894 during 2002 and $4,728,712 during 2001, which were sold to PREFCO.

The Agreement includes a Performance Guarantee by Jefferson-Pilot Corporation that the Company will service the receivables sold and administer all aspects of the Programs in accordance with the terms and conditions of the Agreement. The Performance Guarantee contains restrictions on the debt of the Guarantor and the collateral value monitored by the Company.

During 1998, the Company entered into an intercompany loan agreement with Jefferson-Pilot Corporation whereby it may borrow funds for working capital needs at short-term interest rates. At December 31, 2002 the company had borrowed $1,699,098 compared to $845,571 at December 31, 2001.

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

Working capital in 2002, 2001, and 2000 was provided by servicing fees from collateral loans sold, loans from Jefferson-Pilot Corporation and interest earned on investments.

The Company changed certain of its assumptions supporting the valuation of its interests retained from loan sales. Effective January 1, 2003, the Company has increased its estimate of early terminations from 30% to 35% to better reflect the Company's actual experience.

RESULTS OF OPERATIONS

The Company concluded the year ended December 31, 2002 with net income of $749,206 as compared to net income of $754,870 in 2001 and $714,883 in 2000.

Total revenues through December 31, 2002 were $1,276,365 versus $1,381,208 in 2001 and $1,331,426 in 2000. The Company's revenues are derived from program fees; income on its retained interest in the loans sold to investors, and realized gains. Although the Company's retained interest and income on its retained interest has grown over the last four years, this increase has been offset by a decline in realized gains in connection with the sale of loans. Gains (or losses) for each sale of receivables are determined by allocating the carrying value of the receivables sold between the portion sold and the interest retained based on their relative fair value. The Company estimates the fair value of its retained interest based on the present value of future cash flows expected from the sold receivables.

Interest expense was $14,524, $19,361, and $72,146 for the years ended December 31, 2002, 2001, and 2000, respectively. The average interest rates of 1.70%, 3.98%, and 6.26% were paid on average outstanding loans due to affiliates of $863,434, $477,230, and $1,070,817 in 2002, 2001, and 2000, respectively.

The Company receives fee income for continuing to service sold receivables. The Company capitalizes the present value of expected servicing fee income in excess of the related cost of servicing over the estimated life of the sold receivables.

Program fees include placement, administrative and termination fees as well as charges for special services. Program fees continue to decline as programs terminate and mature. For the years ended December 31, 2002, 2001, and 2000 the number of Programs administered by the Company were 1,406, 2,333, and 3,199, respectively.

In the future, the Company may realize a gain or loss on the securitization of future collateral notes receivable which may impact future earnings.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements included herein are listed in the following index.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                PAGE REFERENCES
                                                                                                ---------------
Statements of Financial Condition - December 31, 2002 and 2001                                          9
Statements of Income - Years ended December 31, 2002, 2001, and 2000                                   10
Statements of Stockholder's Equity - Years ended December 31, 2002, 2001, and 2000                     11
Statements of Cash Flows - Years ended December 31, 2002, 2001, and 2000                               12
Notes to Financial Statements                                                                          13

All schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, and the notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Hampshire Funding, Inc.

We have audited the accompanying statements of financial condition of Hampshire Funding, Inc. as of December 31, 2002 and 2001, and the related statements of income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hampshire Funding, Inc. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.


                                                    Ernst & Young LLP


Boston, Massachusetts
March 18, 2003

                             HAMPSHIRE FUNDING, INC.

                        STATEMENTS OF FINANCIAL CONDITION

                                                                                  DECEMBER 31
                                                                             2002             2001
                                                                        -------------------------------
ASSETS
Cash and cash equivalents                                               $   1,803,512    $    1,719,904
Interests retained from loan sales, at fair value                          10,157,502         8,114,505
Servicing asset (fair value approximates carrying value)                      307,530           212,879
Other                                                                         112,016           322,306
                                                                        -------------------------------

Total assets                                                            $  12,380,560    $   10,369,594
                                                                        ===============================

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
   Due to affiliates                                                        1,713,323         1,642,394
   Due to parent                                                            1,699,098           845,571
   Accounts payable                                                         1,000,260           861,212
   Accrued expenses and other liabilities                                      60,659           510,046
                                                                        -------------------------------
     Total liabilities                                                      4,473,340         3,859,223
                                                                        -------------------------------

Stockholder's equity:
   Common stock, par value $1 per share; authorized
      100,000 shares; issued and outstanding 50,000 shares                     50,000            50,000
   Additional paid-in capital                                                 789,811           789,811
   Retained earnings                                                        5,909,333         5,160,127
   Accumulated other comprehensive income                                   1,158,076           510,433
                                                                        -------------------------------
Total stockholder's equity                                                  7,907,220         6,510,371
                                                                        -------------------------------

Total liabilities and stockholder's equity                              $  12,380,560    $   10,369,594
                                                                        ===============================

SEE ACCOMPANYING NOTES.

                             HAMPSHIRE FUNDING, INC.

                              STATEMENTS OF INCOME

                                                                      YEAR ENDED DECEMBER 31
                                                             2002              2001             2000
                                                         -----------------------------------------------
Revenues:
   Loan sales and servicing                              $  1,001,538      $    898,147     $    688,573
   Interest                                                   158,381           298,746          387,455
   Program participant fees                                   116,446           184,315          255,398
                                                         -----------------------------------------------
                                                            1,276,365         1,381,208        1,331,426

Operating expenses:
   Interest on affiliate borrowings                            14,524            19,361           72,146
                                                         -----------------------------------------------

Income before income taxes                                  1,261,841         1,361,847        1,259,280

Income tax expense                                            512,635           606,977          544,397
                                                         -----------------------------------------------

Net income                                               $    749,206      $    754,870     $    714,883
                                                         ===============================================

SEE ACCOMPANYING NOTES.

                             HAMPSHIRE FUNDING, INC.

                       STATEMENTS OF STOCKHOLDER'S EQUITY

                                                                                              ACCUMULATED
                                                        ADDITIONAL                               OTHER
                                       COMMON            PAID-IN            RETAINED         COMPREHENSIVE
                                       STOCK             CAPITAL            EARNINGS         INCOME (LOSS)            TOTAL
                                    -----------        -----------        -----------        -------------         -----------
Balance at December 31, 1999        $    50,000        $   789,811        $ 3,690,374        $    (258,860)        $ 4,271,325

   Net income                                                                 714,883                                  714,883
   Change in unrealized loss on
   securities available for
   sale, net of tax of  $102,712                                                                   190,751             190,751
                                                                          -----------        -------------         -----------
   Total comprehensive income                                                 714,883              190,751             905,634
                                    -----------        -----------        -----------        -------------         -----------
Balance at December 31, 2000             50,000            789,811          4,405,257              (68,109)          5,176,959

   Net income                                                                 754,870                                  754,870
   Change in unrealized loss on
   securities available for
   sale, net of tax of $311,522                                                                    578,542             578,542
                                                                          -----------        -------------         -----------
   Total comprehensive income                                                 754,870              578,542           1,333,412
                                    -----------        -----------        -----------        -------------         -----------
Balance at December 31, 2001             50,000            789,811          5,160,127              510,433           6,510,371

   Net income                                                                 749,206                                  749,206
   Change in unrealized gain on
   securities available for
   sale, net of tax of $348,732                                                                    647,643             647,643
                                                                          -----------        -------------         -----------
   Total comprehensive income                                                 749,206              647,643           1,396,849
                                    -----------        -----------        -----------        -------------         -----------
Balance at December 31, 2002        $    50,000        $   789,811        $ 5,909,333        $   1,158,076         $ 7,907,220
                                    ===========        ===========        ===========        =============         ===========

SEE ACCOMPANYING NOTES

                             HAMPSHIRE FUNDING, INC.

                            STATEMENTS OF CASH FLOWS

                                                                           YEAR ENDED DECEMBER 31
                                                                2002                2001                2000
                                                           ------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                 $      749,206      $      754,870      $      714,883
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Amortization of deferred charge                               58,407              58,404              58,407
     Amortization of servicing asset                              (94,651)             18,275              46,862
     Deferred tax benefit                                        (195,114)           (363,108)            (44,335)
     Loss (gain) on sales of loans                                 26,257             (54,360)            (56,325)
     Net change in other assets and liabilities                (1,134,654)           (540,429)             98,725
     Change in due to affiliates                                  (21,875)            (62,306)            220,253
                                                           ------------------------------------------------------
Net cash (used in) provided by operating activities              (612,424)           (188,654)          1,038,470

FINANCING ACTIVITIES
Proceeds from sale of collateral notes receivable               2,992,399           4,492,276           6,462,421
Loans originated                                               (3,149,894)         (4,728,712)         (6,802,549)
Proceeds (repayment of) from affiliated loan agreements           853,527             407,310            (761,739)
                                                           ------------------------------------------------------
Net cash provided by (used in) financing activities               696,032             170,874          (1,101,867)
                                                           ------------------------------------------------------

Increase (decrease) in cash and cash equivalents                   83,608             (17,780)            (63,397)

Cash and cash equivalents at beginning of year                  1,719,904           1,737,684           1,801,081
                                                           ------------------------------------------------------

Cash and cash equivalents at end of year                   $    1,803,512      $    1,719,904      $    1,737,684
                                                           ======================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the year for:
       Interest                                            $       14,524      $       19,361      $       72,146
       Income taxes                                               752,574             898,005             516,312

SEE ACCOMPANYING NOTES.

                             HAMPSHIRE FUNDING, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002

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

Affiliates of the Company include Jefferson Pilot Financial Insurance Company (Jefferson Pilot Financial) and Jefferson Pilot LifeAmerica Insurance Company. Other affiliates of the Company include Jefferson Pilot Investment Advisory Corporation, and Jefferson Pilot Securities Corporation, which are also 100% owned by Jefferson-Pilot Corporation.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on deposit at financial institutions.

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

SERVICING ASSET

The Company receives fee income for continuing to service sold receivables equal to 2% of outstanding receivables. The Company capitalizes the present value of expected servicing fee income in excess of the related cost of servicing over the estimated life of the sold receivables (net servicing income). To the extent that net servicing income varies from management's estimates, the servicing asset may amortize faster or slower than anticipated. The asset is evaluated for impairment based upon the fair value of the rights as compared to amortized cost. The asset will be considered impaired to the extent that estimated fair value is less than amortized cost at the balance sheet date.

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

The Agreement provides for periodic purchase of the Company's collateral loans receivable by PREFCO or other investors (for which the Bank serves as agent). On July 24, 2002 the Agreement was amended to extend the termination date to July 23, 2003. The Company anticipates the termination date will be extended under the provisions of the Agreement. PREFCO finances purchases of the Company's collateral loans receivables through the issuance of commercial paper (variable interest obligations).

During the period from and including July 25, 2002 through July 29, 2002, an Event of Default occurred under Section 7.1(i) of the Agreement resulting from the Under Collateralized Receivables exceeding 1.5% of all Receivables for a period of ten consecutive days. This increase in Under Collateralized Receivables was due to market depreciation of mutual fund shares pledged as collateral. On August 9, 2002, the Company received a Waiver to the Agreement, which specifically waived this occurrence

During 2002, the Company sold program loans in securitization transactions, and in each case the Company retained servicing responsibilities and subordinated interests. The Company receives annual servicing fees of 2 percent of the outstanding balance and rights to future cash flows arising after the purchaser of the loans has received the return for which they contracted. The investor in the loans has no recourse to the Company's other assets for failure of debtors to pay when due. The Company's retained interests are subordinate to the investor's interests. Their value is subject to credit and prepayment risks on the transferred financial assets, although the loans are fully secured by shares in mutual funds.

At December 31, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate adverse changes in those assumptions are as follows:

                                                                  2002                   2001
                                                              ------------           ------------
Carrying Amount/fair value of retained interests              $ 10,157,502           $  8,114,505
Weighted-average life                                            1.1 years              2.1 years

TERMINATION RATE ASSUMPTION (ANNUAL)                                    35%                    30%
    Rate increases to 35%                                     $          -           $    103,979
    Rate increases to 40%                                     $    121,057           $    201,501
    Rate increases to 45%                                     $    234,470           $    292,897

RESIDUAL CASH FLOWS DISCOUNT RATE (ANNUAL)                              15%                    15%
    Rate increases to 17%                                     $   (430,922)          $   (507,842)
    Rate increases to 19%                                     $   (839,637)          $   (980,909)

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

At December 31, 2002, the outstanding balance of loans sold by the Company under the Agreement was $25,953,614 compared to $40,756,773 in 2001. The Company received gross servicing income of $500,969, $797,975, and $954,745 for the years ended December 31, 2002, 2001, and 2000, respectively.

3.  INTEREST RETAINED FROM RECEIVABLE SALES, NET

The amortized cost and gross unrealized gains and losses and estimated fair value of retained interests in loan sales at December 31, 2002 and 2001 are shown below. Expected maturities may differ from contractual maturities as the Programs underlying the securities may be terminated prior to contractual maturity.

                                                                       DECEMBER 31, 2002
                                            -------------------------------------------------------------------
                                                              UNREALIZED         UNREALIZED           FAIR
                                               COST             GAINS              LOSSES             VALUE
                                            -------------------------------------------------------------------
Residual principal certificates due
   five years through ten years             $ 2,633,426      $  1,972,920       $         -       $   4,606,346

Interest-only strip receivables due
   five years through ten years               5,742,420                 -          (191,264)          5,551,156
                                            -------------------------------------------------------------------
                                            $ 8,375,846      $  1,972,920       $  (191,264)      $  10,157,502
                                            ===================================================================

                                                                       DECEMBER 31, 2001
                                            -------------------------------------------------------------------
                                                              UNREALIZED         UNREALIZED           FAIR
                                               COST             GAINS              LOSSES             VALUE
                                            -------------------------------------------------------------------
Residual principal certificates due
   five years through ten years             $ 2,449,646      $    698,655       $         -       $   3,148,301

Interest-only strip receivables due
   five years through ten years               4,879,578            86,626                 -           4,966,204
                                            -------------------------------------------------------------------
                                            $ 7,329,224      $    785,281       $         -       $   8,114,505
                                            ===================================================================

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

Significant components of income tax expense for the years ended December 31, were as follows:

                                                                   2002               2001                2000
                                                                   ----               ----                ----
  Current:
      Federal                                                 $     564,388      $     706,032        $     443,444
      State                                                         143,361            264,053              145,288
                                                              -----------------------------------------------------
           Total current                                            707,749            970,085              588,732

  Deferred:
      Federal                                                      (160,969)          (299,564)             (36,577)
      State                                                         (34,145)           (63,544)              (7,758)
                                                              -----------------------------------------------------
           Total deferred                                          (195,114)          (363,108)             (44,335)
                                                              -----------------------------------------------------

                                                              $     512,635      $     606,977        $     544,397
                                                              =====================================================

Deferred tax assets are comprised of the following at December 31:

                                                                    2002               2001                2000
                                                                    ----               ----                ----
  Impact of loan sales                                        $      699,750     $      504,636       $      141,528
  Unrealized (gain) loss on securities available for sale           (623,580)          (274,848)              36,674
                                                              ------------------------------------------------------
                                                              $       76,170     $      229,788       $      178,202
                                                              ======================================================

Federal income taxes have been provided at the statutory rate of 35%, less the benefit for the deduction of state income taxes.

The deferred assets are included in other assets in the statement of financial condition.

5.  TRANSACTIONS WITH AFFILIATES

In 1998, the Company entered into an intercompany loan agreement with Jefferson-Pilot Corporation whereby the Company may borrow funds for working capital needs at short-term interest rates. At December 31, 2002 and 2001, the Company had borrowed $1,699,098 and $845,571, respectively.

The Programs, and most mutual fund shares offered in conjunction with the Programs, are sold through Jefferson Pilot Securities Corporation, a registered broker-dealer.

Substantially all general and administrative expenses are allocated to the Company by JP Life in accordance with mutually agreed upon cost allocation methods that the Company and JP Life believe reflect a proportional allocation of common expenses and which are commensurate for the performance of the applicable duties. The Company's portion of allocated expenses related to the servicing asset was $16,254, $231,755, and $396,113 for the years ended December 31, 2002, 2001, and 2000, respectively. These expenses are included in the calculation of the expected cash flows for purposes of determining income related to programs sales, therefore are not shown as expenses in the statements of income.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth information relating to Directors and Executive Officers of the Company as of December 31, 2002.

         NAME(1)                               AGE           POSITION(2)
         ----                                  ---           --------
         Ronald R. Angarella                    44           President, Chairman and Director
         Dennis R. Glass                        53           Director
         John C. Ingram                         58           Director
         John A. Weston                         43           Treasurer
         Russell C. Simpson                     47           Vice President and Chief Financial Officer
         Charles C. Cornelio                    43           Vice President
         Carol R. Hardiman                      48           Vice President, Administration
         Robert A. Reed                         60           Vice President and Assistant Secretary
         David K. Booth                         39           Vice President, Marketing
         Vacant                                              Secretary

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

Dennis R. Glass was elected Director of the Company in May 1997. In November 2001, Mr. Glass was elected President of Jefferson-Pilot Corporation. From October 1993 to 2001, he served as Executive Vice President, Chief Financial Officer and Treasurer. From 1991 to October 1993, Mr. Glass was associated with Protective Life Corporation, having last served as Executive Vice President and CFO of the Company. From 1983 to 1991 he was associated with the Portman Companies, having served as Executive Vice President and CFO.

John C. Ingram was elected Director of the Company in May 1999. In 1972, John joined Jefferson Standard Life's Mortgage loan field as a District Supervisor and Assistant Regional Supervisor based in Washington, DC. In 1974, he returned to the home office Mortgage Loan Department as Assistant Vice President and Regional Supervisor. In 1982 John transferred to the Securities Department as Second Vice President, was named Vice President in 1987, Senior Vice President and Manager of the Securities Department in 1988, and Chief Investment Officer in 2001.

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

David K. Booth was elected Vice President of the Company in 1997. He joined Jefferson Pilot Securities in 1990 as a Due Diligence Analyst and served as Assistant Vice President, Securities Marketing from 1995 to 1997, Vice President of Marketing from 1997 to 2002, and Chief Marketing Officer since 2002.

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

                             HAMPSHIRE FUNDING, INC.
                                One Granite Place
                          Concord, New Hampshire 03301

                               BOARD OF DIRECTORS
                                December 31, 2002

Ronald R. Angarella
24 Longview Drive
Bow, NH 03304

Dennis R. Glass
Three Lochridge Court
Greensboro, NC 27408

John C. Ingram
3302 Wynnewood Drive
Greensboro, NC 27408

                             HAMPSHIRE FUNDING, INC.
                                One Granite Place
                          Concord, New Hampshire 03301

                                    OFFICERS
                                December 31, 2002

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

Vice President, Assistant Secretary                      Robert A. Reed
                                                         P. O. Box 21008
                                                         Greensboro, NC 27420

Vice President, Administration                           Carol R. Hardiman
                                                         1 Paradise Road
                                                         Chichester, NH 03234

Vice President                                           Charles C. Cornelio
                                                         1802 Regents Park Lane
                                                         Greensboro, NC 27455

Vice President and Chief Financial Officer               Russell C. Simpson
                                                         6002 Early Trail
                                                         Summerfield, NC 27358

Vice President, Marketing                                David K. Booth
                                                         303 Main Street
                                                         Hopkinton, NH 03229

Treasurer                                                John A. Weston
                                                         15 Merrimack Street
                                                         Concord, NH 03301

Secretary                                                Vacant

Assistant Treasurer                                      Donna M. Wilbur
                                                         21 Dwinell Drive
                                                         Concord, NH 03301

Assistant Vice President, Business Development           Michael F. Murray
                                                         6 Morgan Drive
                                                         Bow, NH 03304

Assistant Vice President, Administration                 Margaret A. Salamy
                                                         6 Hope Lane
                                                         Bow, NH 03304

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The table below sets forth ownership of the Company's issued and outstanding common stock as of March 31, 2003.

         TITLE OF           NAME AND ADDRESS                    AMOUNT AND NATURE OF                PERCENT OF
          CLASS           OF BENEFICIAL OWNER                   BENEFICIAL OWNERSHIP                   CLASS
         --------         -------------------                   --------------------                ----------
         Common           Jefferson-Pilot Corporation          50,000 shares of record                  100
                          100 N. Greene Street
                          Greensboro, NC  27401

(b)      SECURITY OWNERSHIP OF MANAGEMENT
         None.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)      TRANSACTIONS WITH MANAGEMENT AND OTHERS

         The Company has an agreement with the JP Life whereby the JP Life provides service and joint operations. In addition, the Company utilizes furniture, equipment and fixtures owned by one or more of the Insurance Companies. The Company pays the JP Life a fee, determined in accordance with mutually agreed upon cost allocation methods, which the Companies believe reflect a proportional allocation of common costs and are commensurate for the performance of the applicable duties.

         The Company has an intercompany loan agreement with Jefferson-Pilot Corporation, whereby it may borrow money at short-term interest rates. At December 31, 2002 the Company has $1,699,098 of loans outstanding.

(b)      CERTAIN BUSINESS RELATIONSHIPS

         See Item 10, Directors and Executive Officers of the Registrant.

ITEM 14 - CONTROLS AND PROCEDURES

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

There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date we carried out this evaluation

                                     PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      This portion of item 15 appears on page 8 of this report.

         (b)      No Form 8-K was filed in the fourth quarter of 2002.

         (c)      Exhibits

                  (i) Pursuant to Rule 12b-23 and General Instruction G, the following exhibits required to be filed with this Report pursuant to the Instructions for Item 15 above are incorporated by reference from the reference source cited in the table below.

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

                      (3)             (i)  Articles of Incorporation               Form 10-K, filed
                                           of Company                              March 15, 1990, for the
                                                                                   year ended December 31,
                                                                                   1989, pp. 25-27

                                     (ii)  By-Laws of Company                      Form 10-K, filed
                                                                                   March 15, 1990, for the year ended
                                                                                   December 31, 1989, pp. 28-46

                   EXHIBIT
                  TABLE NO.                       DOCUMENT                         REFERENCE SOURCE
                  ---------                       --------                         ----------------
                      (4)             (i)  Agency Agreement and                    Form 10-K, filed
                                           Limited Power of Attorney               March 19, 1997, for the year ended
                                                                                   December 31, 1996, pp. 24-26

                                     (ii)  Change in Participant in Program        Form 10-K, filed
                                                                                   March 19, 1997, for the year ended
                                                                                   December 31, 1996, pp. 27-28

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

                                      (h)  Amendment No. 3 to the Receivables      Form 10-K, filed
                                           Receivables Purchase Agreement          March 30, 2001 for the year
                                           among the Company, Investors,           ended December 31, 2000
                                           Preferred Receivables Funding
                                           Corporation and Bank One, NA
                                           dated June 26, 2000

                                      (i)  Amendment No. 4  to the Receivables     Form 10-K, filed
                                           Receivables Purchase Agreement          March 30, 2001 for the year
                                           among the Company, Investors,           ended December 31, 2000
                                           Preferred Receivables Funding
                                           Corporation and Bank One, NA
                                           dated July 26, 2000

                                      (j)  Amendment No. 5 to the Receivables      Form 10-K filed
                                           Receivables Purchase Agreement          March 30, 2002 for the year
                                           among the Company, Investors,           ended December 31, 2001
                                           Preferred Receivables Funding
                                           Corporation and Bank One, NA
                                           dated July 25, 2001

                                      (k)  Amendment No. 6 to the Receivables      Form 10-K filed
                                           Receivables Purchase Agreement          March 30, 2002 for the year
                                           Among the Company, Investors,           ended December 31, 2001
                                           Preferred Receivables Funding
                                           Corporation and Bank One, NA dated
                                           October 21, 2001

                  (22)     Subsidiaries of the Registrant                          Form 10-K, filed
                                                                                   March 15,  1990, for the year ended
                                                                                   December 31, 1989, pp. 66

                  (ii)     Filed by enclosure.

                      Reg S-K
                      Item 601

                  (10)                (a)  Waiver to the Receivables               pp. 26-28
                                           Receivables Purchase Agreement
                                           Among the Company, Investors,
                                           Preferred Receivables Funding
                                           Corporation and Bank One, NA dated
                                           August 9, 2002

                                      (b)  Amendment No. 7 to the Receivables      pp. 29-31
                                           Receivables Purchase Agreement
                                           Among the Company, Investors,
                                           Preferred Receivables Funding
                                           Corporation and Bank One, NA dated
                                           July 24, 2002

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

DATE:  March  26, 2003                        HAMPSHIRE FUNDING, INC.


                                           By: /s/ RONALD R. ANGARELLA
                                               -----------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

         NAME                            TITLE                         DATE
         ----                            -----                         ----
/s/ RONALD R. ANGARELLA          President and Director           March 26, 2003
-------------------------        Ronald R. Angarella


/s/ DENNIS R. GLASS              Director                         March 26, 2003
-------------------------        Dennis R. Glass


/s/ JOHN C. INGRAM               Director                         March 26, 2003
-------------------------        John C. Ingram


/s/ JOHN A. WESTON               Treasurer                        March 26, 2003
-------------------------        John A. Weston


/s/ RUSSELL C. SIMPSON           Vice President and               March 26, 2003
-------------------------        Chief Financial Officer
                                 Russell C. Simpson

                    WAIVER TO RECEIVABLES PURCHASE AGREEMENT

         This Waiver (this "Waiver") is dated as of August 9, 2002 among Hampshire Funding, Inc. (the "Seller" and the "Servicer"), the undersigned Purchasers and Bank One, NA (formerly known as The First National Bank of Chicago), as agent for the Purchasers (the "Agent").

                              W I T N E S S E T H :

         WHEREAS, the Seller, the Servicer, the Purchasers and the Agent are parties to that certain Amended and Restated Receivables Purchase Agreement dated as of May 5, 1998 (as previously amended, the "Agreement"); and

         WHEREAS, the Seller, the Servicer, the undersigned Purchasers and the Agent desire to waive an Event of Default under the Agreement;

         NOW, THEREFORE, in consideration of the premises herein contained, and for other good and valuable consideration, the receipt of which is hereby acknowledged, the parties hereto hereby agree as follows:

         1. DEFINED TERMS. Capitalized terms used herein and not otherwise defined herein shall have the meanings attributed to terms in the Agreement.

         2. WAIVER. Each of the undersigned Purchasers hereby specifically waives the occurrence during the period from and including July 25, 2002 through July 29, 2002 of the Event of Default under Section 7.1(i) of the Agreement caused by the Under Collateralized Receivables Percentage exceeding 1.5% for a period of ten (10) consecutive Business Days. This specific waiver is limited to the express circumstances described herein and shall not be construed to constitute (i) a waiver of any other event, circumstance or condition or of any other right or remedy available to the Agent or any Purchaser pursuant to the Agreement or (ii) a consent to any departure by the Seller or any Servicer from any other term or requirement under the Agreement.

         3. REAFFIRMATION OF THE PERFORMANCE GUARANTY. By acknowledging this Amendment below, the Performance Guarantor hereby (i) acknowledges that the Seller, the Servicer, the Purchasers and the Agent have entered into this Amendment, which Amendment has been made available to and has been reviewed by the Performance Guarantor and (ii) reaffirms that its obligations under the Performance Guaranty and each other Transaction Document to which it is a party continues in full force and effect with respect to the Agreement, as amended by this Amendment.

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

                                       HAMPSHIRE FUNDING, INC., as Seller and
                                       Servicer

                                       By:
                                           -------------------------------------
                                       Title:
                                           -------------------------------------


                                       PREFERRED RECEIVABLES FUNDING CORPORATION

                                       By:
                                           -------------------------------------
                                       Title: Authorized Signatory

                                       BANK ONE, NA (formerly known as THE
                                       FIRST NATIONAL BANK OF CHICAGO),
                                       individually as an Investor and as Agent

                                       By:
                                           -------------------------------------
                                       Title: Director, Capital Markets


Acknowledged and confirmed by:

JEFFERSON-PILOT CORPORATION,
as Performance Guarantor

By:
     -------------------------------
Title:
        ----------------------------

                AMENDMENT NO. 7 TO RECEIVABLES PURCHASE AGREEMENT

         This Amendment No. 7 (the "Amendment") is dated as of July 24, 2002 among Hampshire Funding, Inc. (the "Seller" and the "Servicer"), the undersigned Purchasers and Bank One, NA (formerly known as The First National Bank of Chicago), as agent for the Purchasers (the "Agent").

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

         2. AMENDMENT TO THE DEFINITION OF LIQUIDITY TERMINATION DATE. The definition of "Liquidity Termination Date" appearing in Exhibit I to the Agreement is hereby amended by deleting the date "July 24, 2002" where it appears therein and inserting the date "July 23, 2003" in lieu thereof.

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

                                       HAMPSHIRE FUNDING, INC., as Seller and
                                       Servicer

                                       By:
                                           -------------------------------------
                                       Title:
                                           -------------------------------------


                                       PREFERRED RECEIVABLES FUNDING CORPORATION

                                       By:
                                           -------------------------------------
                                       Title: Authorized Signatory

                                       BANK ONE, NA (formerly known as THE
                                       FIRST NATIONAL BANK OF CHICAGO),
                                       individually as an Investor and as Agent

                                       By:
                                           -------------------------------------
                                       Title: Director, Capital Markets


Acknowledged and confirmed by:

JEFFERSON-PILOT CORPORATION,
as Performance Guarantor

By:
     -------------------------------
Title:
        ----------------------------