Form 10-Q
period 2003-03-31
HAMPSHIRE FUNDING INC
filed 2003-05-14
CIK 205422

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

   X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
------   Exchange Act of 1934
         For the quarterly period ended March 31, 2003

         Transition report pursuant to Section 13 or 15(d) of the Securities
------   Exchange Act of 1934 [no fee required]
         For the transition period from                    to                  .
                                        ------------------    -----------------

         Commission file number 2-79192.

                             HAMPSHIRE FUNDING, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

              NEW HAMPSHIRE                                02-0277842
--------------------------------------          -------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                  ONE GRANITE PLACE, CONCORD, NEW HAMPSHIRE  03301
                 ---------------------------------------------------
                 (Address of principal executive offices) (Zip Code)

                                  (603) 226-5000
                                  --------------
                 Registrant's telephone number, including area code

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


Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of May 1, 2003: 50,000 shares, all of which are owned by Jefferson-Pilot Corporation.

                       DOCUMENTS INCORPORATED BY REFERENCE

                      The exhibit index appears on page 11

INDEX

                             HAMPSHIRE FUNDING, INC.

                                                                                                          PAGE
                                                                                                          ----
PART I.  FINANCIAL INFORMATION

       ITEM   1.  Financial Statements (Unaudited)

                  Condensed Statements of Financial Condition - March 31, 2003 and December 31, 2002        3

                  Condensed Statements of Income - Three months ended March 31, 2003 and 2002               4

                  Condensed Statements of Stockholder's equity - Three months ended March 31, 2003          5
                                                                 and 2002

                  Condensed Statements of Cash Flows - Three months ended March 31, 2003 and 2002           6

                  Notes to condensed financial statements - March 31, 2003                                  7

       ITEM   2.  Management's Discussion and Analysis of Financial Condition and Results of Operations     8

       ITEM   3.  Quantitative and Qualitative Disclosure of Market Risk                                   10

       ITEM   4.  Controls and Procedures                                                                  10


PART II.  OTHER INFORMATION

       ITEM   1.  Legal Proceedings                                                                        11

       ITEM   2.  Changes in Securities and Use of Proceeds                                                11

       ITEM   3.  Defaults upon Senior Securities                                                          11

       ITEM   4.  Submission of Matters to a Vote of Security Holders                                      11

       ITEM   5.  Other Information                                                                        11

       ITEM   6.  Exhibits and Reports on Form 8-K                                                         11


SIGNATURES

          Chief Executive Officer Certifications Under Section 302 of Sarbanes-Oxley Act of 2002           12

          Chief Financial Officer Certifications Under Section 302 of Sarbanes-Oxley Act of 2002           13


                             HAMPSHIRE FUNDING, INC.

                   CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                           MARCH 31,       DECEMBER 31,
                                                                              2003             2002
                                                                          (Unaudited)        (Note A)
                                                                        -----------------------------------
ASSETS
Cash and cash equivalents                                                  $  2,143,665     $  1,803,512
Interests retained from loan sales, at fair value                            10,539,065       10,157,502
Servicing asset (fair value of approximates carrying value)                     344,106          307,530
Other                                                                            17,180          112,016
                                                                        -----------------------------------

Total assets                                                               $ 13,044,016      $12,380,560
                                                                        ===================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:

   Due to affiliates                                                       $  1,602,082     $  1,713,323
   Due to parent                                                              1,739,695        1,699,098
   Accounts payable                                                           1,133,475        1,000,260
   Accrued expenses and other liabilities                                       408,417           60,659
                                                                        -----------------------------------
Total liabilities                                                             4,883,669        4,473,340
                                                                        -----------------------------------

Stockholder's equity:
   Common stock, par value $1 per share; authorized
      100,000 shares; issued and outstanding 50,000 shares                       50,000           50,000
   Additional paid-in capital                                                   789,811          789,811
   Retained earnings                                                          6,131,000        5,909,333
   Accumulated other comprehensive income                                     1,189,536        1,158,076
                                                                        -----------------------------------
Total stockholder's equity                                                    8,160,347        7,907,220
                                                                        -----------------------------------

Total liabilities and stockholder's equity                                $  13,044,016   $   12,380,560
                                                                        ===================================


SEE ACCOMPANYING NOTES.

                             HAMPSHIRE FUNDING, INC.

                         CONDENSED STATEMENTS OF INCOME

                                   (Unaudited)


                                                                               THREE MONTHS ENDED MARCH 31,
                                                                                   2003              2002
                                                                            ------------------------------------
     Revenues:
        Loan sales and servicing                                                 $ 325,307         $  243,625
        Interest                                                                    25,040             44,761
        Program participant fees                                                    22,430             37,012
                                                                            ------------------------------------
                                                                                   372,777            325,398

     Operating expenses:
        Interest on affiliate borrowings                                             3,251              3,017
                                                                            ------------------------------------

     Income before income taxes                                                    369,526            322,381

     Income tax expense                                                            147,859            148,127
                                                                            ------------------------------------

     Net income                                                                 $  221,667        $   174,254
                                                                            ====================================

SEE ACCOMPANYING NOTES.

                             HAMPSHIRE FUNDING, INC.
                       STATEMENTS OF STOCKHOLDER'S EQUITY
                                   (Unaudited)


                                                                                              ACCUMULATED
                                                      ADDITIONAL                                 OTHER
                                      COMMON           PAID-IN            RETAINED           COMPREHENSIVE
                                      STOCK            CAPITAL            EARNINGS               INCOME                  TOTAL
                                  ---------------   ---------------    ----------------    -------------------     -----------------
Balance at December 31, 2002        $    50,000       $    789,811       $  5,909,333        $    1,158,076          $  7,907,220

   Net income                                                                 221,667                                     221,667
   Change in unrealized gain on
   securities available for
   sale, net of tax of $16,940                                                                       31,460                31,460
                                                                       ----------------    -------------------     -----------------
   Total comprehensive income                                                 221,667                31,460               253,127
                                  ---------------   ---------------    ----------------    -------------------     -----------------
Balance at March 31, 2003           $    50,000       $    789,811       $  6,131,000        $    1,189,536          $  8,160,347
                                  ===============   ===============    ================    ===================     =================


Balance at December 31, 2001        $    50,000       $    789,811       $  5,160,127        $      510,433          $  6,510,371

   Net income                                                                 174,254                                     174,254
   Change in unrealized gain on
   securities available for
   sale, net of tax of $160,113                                                                     297,353               297,353
                                                                       ----------------    -------------------     -----------------
   Total comprehensive income                                                 174,254               297,353               471,607
                                  ---------------   ---------------    ----------------    -------------------     -----------------
Balance at March 31, 2002           $    50,000       $    789,811       $  5,334,381        $      807,786          $  6,981,978
                                  ===============   ===============    ================    ===================     =================

SEE ACCOMPANYING NOTES.

                             HAMPSHIRE FUNDING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                             THREE MONTHS ENDED MARCH 31,
                                                                               2003               2002
                                                                        ---------------------------------------
CASH AND CASH EQUIVALENTS PROVIDED BY OPERATIONS                        $        324,992     $      434,329


FINANCING ACTIVITIES

Proceeds from sale of collateral notes receivable                                483,284          1,031,031
Loans originated                                                                (508,720)        (1,085,296)
Proceeds from affiliated loan agreements, net                                     40,597            214,711
                                                                        ---------------------------------------
Net cash used in financing activities                                             15,161            160,446
                                                                        ---------------------------------------

Increase in cash and cash equivalents                                            340,153            594,775

Cash and cash equivalents at beginning of period                               1,803,512          1,719,904
                                                                        ---------------------------------------

Cash and cash equivalents at end of period                              $      2,143,665     $    2,314,679
                                                                        =======================================

SEE ACCOMPANYING NOTES.

                             HAMPSHIRE FUNDING, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 2003

NOTE A.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Hampshire Funding, Inc. annual report on Form 10-K for the year ended December 31, 2002.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY PROFILE

Hampshire Funding, Inc. (the "Company") administers investment programs ("Programs") which coordinate the acquisition of mutual fund shares and insurance over a period of ten years. Under the Programs, Participants purchase life and health insurance from affiliated Insurance Companies and finance the premiums through a series of loans secured by mutual fund shares. Upon issuance of a policy by an Insurance Company, the Company makes a loan to the Participant in an amount equal to the selected premium mode. As each premium becomes due, if not paid in cash, a new loan equal to the next premium and administrative fee is made and added to the Participant's account indebtedness ("Account Indebtedness"). Thus, interest, as well as principal, is borrowed and mutual fund shares are pledged as collateral. The Program loan percentage rate charged to Participants was 7.25% on March 31, 2003. Each loan made by the Company must initially be secured by mutual fund shares which have a value of at least 250% of the loan, except for the initial premium loan of Programs using certain no-load funds, where the collateral requirement is 180%. In addition, the aggregate value of all mutual fund shares pledged as collateral must be at least 150% of the Participant's total Account Indebtedness. If the value of the shares pledged to the Company declines below 130% of the Account Indebtedness, the Company will terminate the Programs and liquidate shares sufficient to repay the indebtedness.

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

The Agreement provides for periodic purchases of the Company's collateral loans receivable by PREFCO or other investors (for which the Bank serves as agent). On July 24, 2002 the Agreement was amended to extend the termination date to July 23, 2003. The Company anticipates the termination date will be extended under the provisions of the Agreement. PREFCO finances purchases of the Company's collateral loans receivables through the issuance of commercial paper (variable interest obligations).

As of March 31, 2003, the Company had sold aggregate loans of $23,960,612 and has retained a subordinated interest and servicing rights in the assets transferred aggregating $10,883,171. The cash flows related to the repayment of loans is first used to satisfy all principal and variable interest rate obligations due to PREFCO, investors or the Bank. The retained interest represents the fair value of the Company's future cash flows and obligations that it will receive after all investor obligations are met. The fair value of the Company's retained interest and servicing rights was $10,465,032 at December 31, 2002.

The Company is responsible for servicing, managing and collecting all receivables and loan repayments, monitoring the underlying collateral and reporting all activity to the Bank for which it receives an annual service fee (collected monthly in arrears) calculated as 2% of outstanding receivables. The Company received $76,960 and $157,618 in service fees for the three-months ended March 31, 2003 and 2002, respectively.

Employee services and office facilities are provided by JP Life under a Service Agreement with the Company. The Company pays JP Life a monthly fee (in arrears) for services in accordance with mutually agreed upon cost allocation methods, which the Companies believe reflect a proportional allocation of common expenses and are commensurate for the performance of its duties. The Company paid JP Life servicing expenses of $108,803 and $113,319 during the three-months ended March 31, 2003 and 2002, respectively.

The Company capitalizes the present value of expected service fee income in excess of the related costs to service the outstanding receivables.

As servicing agent for the loans sold, the Company collected loan prepayments of $1,513,527 for the three-months ended March 31, 2003 and $1,351,110 for the same period in 2002, which were paid to PREFCO (one month in arrears) to satisfy principal and variable interest obligation due. The Company originated new loans of $508,720 and $1,085,296 for the three-months ended March 31, 2003 and 2002, respectively, which were sold to PREFCO.

The Agreement includes a Performance Guarantee by Jefferson-Pilot Corporation that the Company will service the receivables sold and administer all aspects of the Programs in accordance with the terms and conditions of the Agreement. The Performance Guarantee contains restrictions on the debt of the Guarantor and the collateral value monitored by the Company.

During 1998, the Company entered into an intercompany loan agreement with Jefferson-Pilot Corporation whereby it may borrow funds for working capital needs at short-term interest rates. At March 31, 2003 the Company had borrowed $1,739,695 compared to $1,699,098 at December 31, 2002.

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

Working capital in the first quarter of 2003 and 2002 was provided by servicing fees from collateral loans sold, loans from Jefferson-Pilot Corporation and interest earned on investments.

The Company changed certain of its assumptions supporting the valuation of its interests retained from loan sales. Effective January 1, 2003, the Company has increased its estimate of early terminations from 30% to 35% to better reflect the Company's actual experience.

RESULTS OF OPERATIONS

The Company concluded the three-months ended March 31, 2003 with net income of $221,667, as compared to net income of $174,254 for the same period in 2002.

Total revenues for the three-months ended March 31, 2003 were $372,777, versus $325,398 for the same period in 2002. The Company's revenues are derived from program fees; income on its retained interest in the loans sold to investors, and realized gains. Although the Company's retained interest and income on its retained interest has grown over the last several years, this increase has been largely offset by a decline in realized gains in connection with the sale of loans. Gains (or losses) for each sale of receivables are determined by allocating the carrying value of the receivables sold between the portion sold and the interest retained based on their relative fair value. The Company estimates the fair value of its retained interest based on the present value of future cash flows expected from the sold receivables.

Interest expense was $3,251 for the three-months ended March 31, 2003, and $3,017 for the three-months ended March 31, 2002. The average interest rates of 1.28% and 1.79% were paid on average outstanding loans due to affiliates of $1,628,425 and $675,302 for the three-months ended March 31, 2003 and 2002, respectively.

The Company receives fee income for continuing to service sold receivables. The Company capitalizes the present value of expected servicing fee income in excess of the related cost of servicing over the estimated life of the sold receivables.

Program fees include placement, administrative and termination fees as well as charges for special services. Program fees continue to decline as programs terminate and mature. As of March 31, 2003 and 2002 the number of Programs administered by the Company were 1,257 and 2,113, respectively.

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

There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date we carried out this evaluation.

                           PART II - OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS - None

Item 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS - None

Item 3 - DEFAULTS UPON SENIOR SECURITIES  - Not Applicable

Item 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS - None

Item 5 - OTHER INFORMATION  - None

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits - None

         (b)  Reports on Form 8-K

              No Reports on Form 8-K were filed by the Company during the quarter ended March 31, 2003.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HAMPSHIRE FUNDING, INC.

                                           Registrant

                                           /s/ John A. Weston

DATE:  May 14, 2003

                                           John A. Weston
                                           Treasurer