Form 10-Q
period 2003-06-30
HAMPSHIRE FUNDING INC
filed 2003-08-04
CIK 205422

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934 For the quarterly period ended June 30, 2003

--- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [no fee required]
     For the transition period from                     to                     .
                                   ---------------------  ---------------------

     Commission file number  2-79192 .
                            ---------

                             HAMPSHIRE FUNDING, INC.
             (Exact name of registrant as specified in its charter)

         NEW HAMPSHIRE                                        02-0277842
-------------------------------                         ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

             ONE GRANITE PLACE, CONCORD, NEW HAMPSHIRE      03301
             ------------------------------------------------------
              (Address of principal executive offices)   (Zip Code)

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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of July 1, 2003: 50,000 shares, all of which are owned by Jefferson-Pilot Corporation.

                       DOCUMENTS INCORPORATED BY REFERENCE

                      The exhibit index appears on page 11

INDEX

                             HAMPSHIRE FUNDING, INC.

                                                                                                     PAGE
                                                                                                     ----
PART I.  FINANCIAL INFORMATION

     ITEM 1. Financial Statements (Unaudited)

             Condensed Statements of Financial Condition - June 30, 2003 and December 31, 2002         3

             Condensed Statements of Income - Three-months ended June 30, 2003 and 2002                4
                                              Six-months ended June 30, 2003 and 2002

             Condensed Statements of Stockholder's equity - Six-months ended June 30, 2003 and         5
                                                            2002

             Condensed Statements of Cash Flows - Six-months ended June 30, 2003 and 2002              6

             Notes to condensed financial statements - June 30, 2003                                   7

     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations     8

     ITEM 3. Quantitative and Qualitative Disclosure of Market Risk                                    10

     ITEM 4. Controls and Procedures                                                                   10


PART II.  OTHER INFORMATION

     ITEM 1. Legal Proceedings                                                                         11

     ITEM 2. Changes in Securities and Use of Proceeds                                                 11

     ITEM 3. Defaults upon Senior Securities                                                           11

     ITEM 4. Submission of Matters to a Vote of Security Holders                                       11

     ITEM 5. Other Information                                                                         11

     ITEM 6. Exhibits and Reports on Form 8-K                                                          11-14

SIGNATURE                                                                                              11

                             HAMPSHIRE FUNDING, INC.

                   CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                  JUNE 30,      DECEMBER 31,
                                                                    2003            2002
                                                                (UNAUDITED)       (NOTE A)
                                                              --------------   --------------
ASSETS
Cash and cash equivalents                                     $    1,437,010   $    1,803,512
Interests retained from loan sales, at fair value                 10,914,703       10,157,502
Servicing asset (fair value of approximates carrying value)          351,378          307,530
Other                                                                 54,997          112,016
                                                              --------------   --------------
Total assets                                                  $   12,758,088   $   12,380,560
                                                              ==============   ==============

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
   Due to affiliates                                          $    1,692,982   $    1,713,323
   Due to parent                                                   1,871,775        1,699,098
   Accounts payable                                                  505,881        1,000,260
   Accrued expenses and other liabilities                            313,210           60,659
                                                              --------------   --------------
Total liabilities                                                  4,383,848        4,473,340
                                                              --------------   --------------

Stockholder's equity:
   Common stock, par value $1 per share; authorized
      100,000 shares; issued and outstanding 50,000 shares            50,000           50,000
   Additional paid-in capital                                        789,811          789,811
   Retained earnings                                               6,319,087        5,909,333
   Accumulated other comprehensive income                          1,215,342        1,158,076
                                                              --------------   --------------
Total stockholder's equity                                         8,374,240        7,907,220
                                                              --------------   --------------

Total liabilities and stockholder's equity                    $   12,758,088   $   12,380,560
                                                              ==============   ==============

SEE ACCOMPANYING NOTES.

                             HAMPSHIRE FUNDING, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                  JUNE 30,                          JUNE 30,
                                           2003             2002             2003             2002
                                      --------------   --------------   --------------   --------------
Revenues:
   Loan sales and servicing           $      279,550   $      274,738   $      604,857   $      518,363
   Interest                                   26,701           42,057           51,741           86,818
   Program participant fees                   19,262           28,952           41,692           65,964
                                      --------------   --------------   --------------   --------------
                                             325,513          345,747          698,290          671,145

Operating expenses:
   Interest on affiliate borrowings            7,648            3,740           10,899            6,757
                                      --------------   --------------   --------------   --------------

Income before income taxes                   317,865          342,007          687,391          664,388

Income tax expense                           129,778          111,330          277,637          259,457
                                      --------------   --------------   --------------   --------------

Net income                            $      188,087   $      230,677   $      409,754   $      404,931
                                      ==============   ==============   ==============   ==============

SEE ACCOMPANYING NOTES.

                             HAMPSHIRE FUNDING, INC.
                       STATEMENTS OF STOCKHOLDER'S EQUITY
                                   (Unaudited)

                                                                                       ACCUMULATED
                                                     ADDITIONAL                           OTHER
                                      COMMON          PAID-IN          RETAINED       COMPREHENSIVE
                                      STOCK           CAPITAL          EARNINGS           INCOME           TOTAL
                                  --------------   --------------   --------------   --------------   --------------
Balance at December 31, 2002      $       50,000   $      789,811   $    5,909,333   $    1,158,076   $    7,907,220

   Net income                                                              409,754                           409,754
   Change in unrealized gain on
   securities available for
   sale, net of tax of $30,835                                                               57,266           57,266
                                                                    --------------   --------------   --------------
   Total comprehensive income                                              409,754           57,266          467,020
                                  --------------   --------------   --------------   --------------   --------------
Balance at June 30, 2003          $       50,000   $      789,811   $    6,319,087   $    1,215,342   $    8,374,240
                                  ==============   ==============   ==============   ==============   ==============

Balance at December 31, 2001      $       50,000   $      789,811   $    5,160,127   $      510,433   $    6,510,371

   Net income                                                              404,931                           404,931
   Change in unrealized gain on
   securities available for
   sale, net of tax of $154,783                                                             287,452          287,452
                                                                    --------------   --------------   --------------
   Total comprehensive income                                              404,931          287,452          692,383
                                  --------------   --------------   --------------   --------------   --------------
Balance at June 30, 2002          $       50,000   $      789,811   $    5,565,058   $      797,885   $    7,202,754
                                  ==============   ==============   ==============   ==============   ==============

SEE ACCOMPANYING NOTES.

                             HAMPSHIRE FUNDING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        SIX MONTHS ENDED JUNE 30,
                                                         2003              2002
                                                    --------------    --------------
CASH AND CASH EQUIVALENTS PROVIDED BY OPERATIONS    $     (491,929)   $      (66,714)

FINANCING ACTIVITIES

Proceeds from sale of collateral notes receivable          940,362         1,852,190
Loans originated                                          (987,612)       (1,949,674)
Proceeds from affiliated loan agreements, net              172,677           309,124
                                                    --------------    --------------
Net cash used in financing activities                      125,427           211,640
                                                    --------------    --------------

Increase in cash and cash equivalents                     (366,502)          144,926

Cash and cash equivalents at beginning of period         1,803,512         1,719,904
                                                    --------------    --------------

Cash and cash equivalents at end of period          $    1,437,010    $    1,864,830
                                                    ==============    ==============

SEE ACCOMPANYING NOTES.

                             HAMPSHIRE FUNDING, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE A.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Hampshire Funding, Inc. annual report on Form 10-K for the year ended December 31, 2002.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY PROFILE

Hampshire Funding, Inc. (the "Company") administers investment programs ("Programs") which coordinate the acquisition of mutual fund shares and insurance over a period of ten years. Under the Programs, Participants purchase life and health insurance from affiliated Insurance Companies and finance the premiums through a series of loans secured by mutual fund shares. Upon issuance of a policy by an Insurance Company, the Company makes a loan to the Participant in an amount equal to the selected premium mode. As each premium becomes due, if not paid in cash, a new loan equal to the next premium and administrative fee is made and added to the Participant's account indebtedness ("Account Indebtedness"). Thus, interest, as well as principal, is borrowed and mutual fund shares are pledged as collateral. The Program loan percentage rate charged to Participants was 7.00% on June 30, 2003. The aggregate value of all mutual fund shares pledged as collateral must be at least 150% of the Participant's total Account Indebtedness. If the value of the shares pledged to the Company declines below 130% of the Account Indebtedness, the Company will terminate the Programs and liquidate shares sufficient to repay the indebtedness.

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

The Agreement provides for periodic purchases of the Company's collateral loans receivable by PREFCO or other investors (for which the Bank serves as agent). On July 23, 2003 the Agreement was amended to extend the termination date to July 21, 2004. The Company anticipates the termination date will be extended under the provisions of the Agreement. PREFCO finances purchases of the Company's collateral loans receivables through the issuance of commercial paper (variable interest obligations).

As of June 30, 2003, the Company had sold aggregate loans of $22,398,573 and has retained a subordinated interest and servicing rights in the assets transferred aggregating $11,266,081 at fair value. The cash flows related to the repayment of loans is first used to satisfy all principal and variable interest rate obligations due to PREFCO, investors or the Bank. The retained interest represents the fair value of the Company's future cash flows and obligations that it will receive after all investor obligations are met. The fair value of the Company's retained interest and servicing rights was $10,465,032 at December 31, 2002.

The Company is responsible for servicing, managing and collecting all receivables and loan repayments, monitoring the underlying collateral and reporting all activity to the Bank for which it receives an annual service fee (collected monthly in arrears) calculated as 2% of outstanding receivables. The Company received $140,882 and $295,565 in service fees for the six-months ended June 30, 2003 and 2002, respectively.

Employee services and office facilities are provided by JP Life under a Service Agreement with the Company. The Company pays JP Life a monthly fee (in arrears) for services in accordance with mutually agreed upon cost allocation methods, which the Companies believe reflect a proportional allocation of common expenses and are commensurate for the performance of its duties. The Company paid JP Life servicing expenses of $232,557 and $206,916 during the six-months ended June 30, 2003 and 2002, respectively.

The Company capitalizes the present value of expected service fee income in excess of the related costs to service the outstanding receivables.

As servicing agent for the loans sold, the Company collected loan prepayments of $2,726,946 for the six-months ended June 30, 2003 and $3,058,346 for the same period in 2002, which were paid to PREFCO (one month in arrears) to satisfy principal and variable interest obligation due. The Company originated new loans of $987,612 and $1,949,674 for the six-months ended June 30, 2003 and 2002, respectively, which were sold to PREFCO.

During 1998, the Company entered into an intercompany loan agreement with Jefferson-Pilot Corporation whereby it may borrow funds for working capital needs at short-term interest rates. At June 30, 2003 the Company had borrowed $1,871,775 compared to $1,699,098 at December 31, 2002.

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

RESULTS OF OPERATIONS

The Company concluded the three- and six-months ended June 30, 2003 with net income of $188,087 and $409,754, as compared to net income of $230,677 and $404,931 for the same period in 2002.

Total revenues for the three- and six-months ended June 30, 2003 were $325,513 and $698,290, versus $345,747 and $671,145 for the same period in 2002. The Company's revenues are derived from program fees; income on its retained interest in the loans sold to investors, and realized gains. Although the Company's retained interest and income on its retained interest has grown over the past year, this increase has been largely offset by a decline in realized gains in connection with the sale of loans. Gains (or losses) for each sale of receivables are determined by allocating the carrying value of the receivables sold between the portion sold and the interest retained based on their relative fair value. The Company estimates the fair value of its retained interest based on the present value of future cash flows expected from the sold receivables.

Interest expense was $7,648 and $10,899 for the three- and six-months ended June 30, 2003, and $3,740 and $6,757 for the three- and six-months ended June 30, 2002. The average interest rates of 1.23% and 1.77% were paid on average outstanding loans due to affiliates of $1,762,153 and $759,717 for the six-months ended June 30, 2003 and 2002, respectively.

The Company receives fee income for continuing to service sold receivables. The Company capitalizes the present value of expected servicing fee income in excess of the related cost of servicing over the estimated life of the sold receivables.

Program fees include placement, administrative and termination fees as well as charges for special services. Program fees continue to decline as programs terminate and mature. As of June 30, 2003 and 2002 the number of Programs administered by the Company were 1,120 and 1,924, respectively.

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

Item 3 - DEFAULTS UPON SENIOR SECURITIES - Not Applicable

Item 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS - None

Item 5 - OTHER INFORMATION - None

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits -  Exhibit 31:  Chief Financial Officer Certifications Under
                                   Section 302 of Sarbanes-Oxley Act of 2002
                      Exhibit 32:  Certification Pursuant to 18 U.S.C.
                                   Section 1350, as Adopted Pursuant to Section
                                   906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

          No Reports on Form 8-K were filed by the Company during the quarter ended June 30, 2003.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HAMPSHIRE FUNDING, INC.

                                        Registrant

                                        /s/ John A. Weston

Date: July 31, 2003

                                        John A. Weston
                                        Treasurer