Form 10-Q
period 2003-09-30
HAMPSHIRE FUNDING INC
filed 2003-11-12
CIK 205422

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended September 30, 2003

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [no fee required]
       For the transition period from__________________ to_________________.

       Commission file number 2-79192.

                             HAMPSHIRE FUNDING, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

         NEW HAMPSHIRE                                         02-0277842
-----------------------------------                    -------------------------
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                          Identification No.)

               ONE GRANITE PLACE, CONCORD, NEW HAMPSHIRE   03301
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


Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of October 1, 2003: 50,000 shares, all of which are owned by Jefferson-Pilot Corporation.

                       DOCUMENTS INCORPORATED BY REFERENCE

                      The exhibit index appears on page 11

INDEX

                             HAMPSHIRE FUNDING, INC.

                                                                                                          Page
                                                                                                          ----
PART I.  FINANCIAL INFORMATION

       ITEM  1.  Financial Statements (Unaudited)

                 Condensed Statements of Financial Condition - September 30, 2003 and December 31, 2002     3

                 Condensed Statements of Income - Three-months ended September 30, 2003 and 2002            4
                                                  Nine-months ended September 30, 2003 and 2002

                 Condensed Statements of Stockholder's equity - Nine-months ended September 30, 2003        5
                                                                and 2002

                 Condensed Statements of Cash Flows - Nine-months ended September 30, 2003 and 2002         6

                 Notes to condensed financial statements - September 30, 2003                               7

       ITEM  2.  Management's Discussion and Analysis of Financial Condition and Results of Operations      8

       ITEM  3.  Quantitative and Qualitative Disclosure of Market Risk                                    10

       ITEM  4.  Controls and Procedures                                                                   10


PART II.  OTHER INFORMATION

       ITEM  1.  Legal Proceedings                                                                         11

       ITEM  2.  Changes in Securities and Use of Proceeds                                                 11

       ITEM  3.  Defaults upon Senior Securities                                                           11

       ITEM  4.  Submission of Matters to a Vote of Security Holders                                       11

       ITEM  5.  Other Information                                                                         11

       ITEM  6.  Exhibits and Reports on Form 8-K                                                          11-14


SIGNATURE                                                                                                  11

                             HAMPSHIRE FUNDING, INC.

                  CONDENSED S3TATEMENTS OF FINANCIAL CONDITION

                                                                          SEPTEMBER 30,     DECEMBER 31,
                                                                              2003             2002
                                                                          (UNAUDITED)        (NOTE A)
                                                                         -------------------------------
ASSETS
Cash and cash equivalents                                                $    1,024,191   $    1,803,512
Interests retained from loan sales, at fair value                            11,319,805       10,157,502
Servicing asset (fair value of approximates carrying value)                     371,114          307,530
Other                                                                            46,961          112,016
                                                                         -------------------------------

Total assets                                                             $   12,762,071   $   12,380,560
                                                                         ===============================

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
   Due to affiliates                                                     $    1,711,395   $    1,713,323
   Due to parent                                                              1,815,571        1,699,098
   Accounts payable                                                             478,192        1,000,260
   Accrued expenses and other liabilities                                       132,256           60,659
                                                                         -------------------------------
Total liabilities                                                             4,137,414        4,473,340
                                                                         -------------------------------

Stockholder's equity:
   Common stock, par value $1 per share; authorized
     100,000 shares; issued and outstanding 50,000 shares                        50,000           50,000
   Additional paid-in capital                                                   789,811          789,811
   Retained earnings                                                          6,531,156        5,909,333
   Accumulated other comprehensive income                                     1,253,690        1,158,076
                                                                         -------------------------------
Total stockholder's equity                                                    8,624,657        7,907,220
                                                                         -------------------------------

Total liabilities and stockholder's equity                               $   12,762,071   $   12,380,560
                                                                         ===============================

SEE ACCOMPANYING NOTES.

                             HAMPSHIRE FUNDING, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                             THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                SEPTEMBER 30,                        SEPTEMBER 30,
                                             2003          2002                   2003          2002
                                          ------------------------             -------------------------
Revenues:
   Loan sales and servicing               $  317,847     $ 188,841             $  922,704    $  707,204
   Interest                                   21,665        39,286                 73,406       126,104
   Program participant fees                   14,672        27,540                 56,364        93,504
                                          ------------------------             -------------------------
                                             354,184       255,667              1,052,474       926,812

Operating expenses:
   Interest on affiliate borrowings            4,924         2,790                 15,823         9,547
                                          ------------------------             -------------------------

Income before income taxes                   349,260       252,877              1,036,651       917,265

Income tax expense                           137,191       112,557                414,828       372,014
                                          ------------------------             -------------------------

Net income                                $  212,069     $ 140,320             $  621,823    $  545,251
                                          ========================             =========================

  SEE ACCOMPANYING NOTES.

                             HAMPSHIRE FUNDING, INC.
                       STATEMENTS OF STOCKHOLDER'S EQUITY
                                   (Unaudited)

                                                                                              ACCUMULATED
                                                       ADDITIONAL                                 OTHER
                                       COMMON           PAID-IN            RETAINED          COMPREHENSIVE
                                       STOCK            CAPITAL            EARNINGS               INCOME                TOTAL
                                    -----------       ------------       ------------        --------------          ------------
Balance at December 31, 2002        $    50,000       $    789,811       $  5,909,333        $    1,158,076          $  7,907,220

   Net income                                                                 621,823                                     621,823
   Change in unrealized gain on
   securities available for
   sale, net of tax of $51,484
                                                                                                     95,614                95,614
                                                                         ------------        --------------          ------------
   Total comprehensive income                                                 621,823                95,614               717,437
                                    -----------       ------------       ------------        --------------          ------------
Balance at September 30, 2003       $    50,000       $    789,811       $  6,531,156        $    1,253,690          $  8,624,657
                                    ===========       ============       ============        ==============          ============


Balance at December 31, 2001        $    50,000       $    789,811       $  5,160,127        $      510,433          $  6,510,371

   Net income                                                                 545,251                                     545,251
   Change in unrealized gain on
   securities available for
   sale, net of tax of $144,436                                                                     268,236               268,236
                                                                         ------------        --------------          ------------
   Total comprehensive income                                                 545,251               268,236               813,487
                                    -----------       ------------       ------------        --------------          ------------
Balance at September 30, 2002       $    50,000       $    789,811       $  5,705,378        $      778,669          $  7,323,858
                                    ===========       ============       ============        ==============          ============

     SEE ACCOMPANYING NOTES.

                              HAMPSHIRE FUNDING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                               2003               2002
                                                                        -------------------------------------
CASH AND CASH EQUIVALENTS PROVIDED BY OPERATIONS                        $       (825,557)      $      (77,406)


FINANCING ACTIVITIES
Proceeds from sale of collateral notes receivable                              1,334,482            2,463,465
Loans originated                                                              (1,404,719)          (2,593,121)
Proceeds from affiliated loan agreements, net                                    116,473               87,348
                                                                        -------------------------------------
Net cash provided (used) in financing activities                                  46,236              (42,308)
                                                                        -------------------------------------

Decrease in cash and cash equivalents                                           (779,321)            (119,714)

Cash and cash equivalents at beginning of period                               1,803,512            1,719,904
                                                                        -------------------------------------

Cash and cash equivalents at end of period                              $      1,024,191       $    1,600,190
                                                                        =====================================

SEE ACCOMPANYING NOTES.

                             HAMPSHIRE FUNDING, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

NOTE A.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY PROFILE

Hampshire Funding, Inc. (the "Company") administers investment programs ("Programs") which coordinate the acquisition of mutual fund shares and insurance over a period of ten years. Under the Programs, Participants purchase life and health insurance from affiliated Insurance Companies and finance the premiums through a series of loans secured by mutual fund shares. Upon issuance of a policy by an Insurance Company, the Company makes a loan to the Participant in an amount equal to the selected premium mode. As each premium becomes due, if not paid in cash, a new loan equal to the next premium and administrative fee is made and added to the Participant's account indebtedness ("Account Indebtedness"). Thus, interest, as well as principal, is borrowed and mutual fund shares are pledged as collateral. The Program loan percentage rate charged to Participants was 7.00% on September 30, 2003. The aggregate value of all mutual fund shares pledged as collateral must be at least 150% of the Participant's total Account Indebtedness. If the value of the shares pledged to the Company declines below 130% of the Account Indebtedness, the Company will terminate the Programs and liquidate shares sufficient to repay the indebtedness.

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

As of September 30, 2003, the Company had sold aggregate loans of $20,682,695 and has retained a subordinated interest and servicing rights in the assets transferred aggregating $11,690,919 at fair value. The cash flows related to the repayment of loans is first used to satisfy all principal and variable interest rate obligations due to PREFCO, investors or the Bank. The retained interest represents the fair value of the Company's future cash flows and obligations that it will receive after all investor obligations are met. The fair value of the Company's retained interest and servicing rights was $10,465,032 at December 31, 2002.

The Company is responsible for servicing, managing and collecting all receivables and loan repayments, monitoring the underlying collateral and reporting all activity to the Bank for which it receives an annual service fee (collected monthly in arrears) calculated as 2% of outstanding receivables. The Company received $195,301 and $410,551 in service fees for the nine-months ended September 30, 2003 and 2002, respectively.

Employee services and office facilities are provided by JP Life under a Service Agreement with the Company. The Company pays JP Life a monthly fee (in arrears) for services in accordance with mutually agreed upon cost allocation methods, which the Companies believe reflect a proportional allocation of common expenses and are commensurate for the performance of its duties. The Company paid JP Life servicing expenses of $327,397 and $382,012 during the nine-months ended September 30, 2003 and 2002, respectively.

The Company capitalizes the present value of expected service fee income in excess of the related costs to service the outstanding receivables.

As servicing agent for the loans sold, the Company collected loan prepayments of $3,731,124 for the nine-months ended September 30, 2003 and $7,228,135 for the same period in 2002, which were paid to PREFCO (one month in arrears) to satisfy principal and variable interest obligation due. The Company originated new loans of $1,404,719 and $2,593,121 for the nine-months ended September 30, 2003 and 2002, respectively, which were sold to PREFCO.

During 1998, the Company entered into an intercompany loan agreement with Jefferson-Pilot Corporation whereby it may borrow funds for working capital needs at short-term interest rates. At September 30, 2003 the Company had borrowed $1,815,571 compared to $1,699,098 at December 31, 2002.

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

Working capital in the third quarter of 2003 and 2002 was provided by servicing fees from collateral loans sold, loans from Jefferson-Pilot Corporation and interest earned on investments.

The Company changed certain of its assumptions supporting the valuation of its interests retained from loan sales. Effective January 1, 2003, the Company has increased its estimate of early terminations from 30% to 35% to better reflect the Company's actual experience.


RESULTS OF OPERATIONS

The Company concluded the three- and nine-months ended September 30, 2003 with net income of $212,069 and $621,823, as compared to net income of $140,320 and $545,251 for the same period in 2002.

Total revenues for the three- and nine-months ended September 30, 2003 were $354,184 and $1,052,474, versus $255,667 and $926,812 for the same period in
2002. The Company's revenues are derived from program fees; income on its retained interest in the loans sold to investors, and realized gains. Although the Company's retained interest and income on its retained interest has grown over the past year, this increase has been largely offset by a decline in realized gains in connection with the sale of loans. Gains (or losses) for each sale of receivables are determined by allocating the carrying value of the receivables sold between the portion sold and the interest retained based on their relative fair value. The Company estimates the fair value of its retained interest based on the present value of future cash flows expected from the sold receivables.

Interest expense was $4,924 and $15,823 for the three- and nine-months ended September 30, 2003, and $2,790 and $9,547 for the three- and nine-months ended September 30, 2002. The average interest rates of 1.17% and 1.76% were paid on average outstanding loans due to affiliates of $1,796,517 and $717,104 for the nine-months ended September 30, 2003 and 2002, respectively.

The Company receives fee income for continuing to service sold receivables. The Company capitalizes the present value of expected servicing fee income in excess of the related cost of servicing over the estimated life of the sold receivables.

Program fees include placement, administrative and termination fees as well as charges for special services. Program fees continue to decline as programs terminate and mature. As of September 30, 2003 and 2002 the number of Programs administered by the Company were 1,016 and 1,587, respectively.

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


       (b)  Reports on Form 8-K

            No Reports on Form 8-K were filed by the Company during the quarter ended September 30, 2003.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           HAMPSHIRE FUNDING, INC.

                                           Registrant


                                           /s/ John A. Weston


Date:  November 10, 2003

                                           John A. Weston
                                           Treasurer