Form 10-K
period 2003-12-31
HAMPSHIRE FUNDING INC
filed 2004-03-26
CIK 205422

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [fee required]
         For the fiscal year ended December 31, 2003
                                   -----------------

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [no fee required]
         For the transition period from                   to                   .
                                        -----------------    ------------------

         Commission file number  2-79192.
                                 -------

                             HAMPSHIRE FUNDING, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

  NEW HAMPSHIRE                                               02-0277842
---------------------------------------              -------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

  ONE GRANITE PLACE, CONCORD, NEW HAMPSHIRE                  03301
------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. NONE

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of March 19, 2004: 50,000 shares, all of which are owned by Jefferson-Pilot Corporation.

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

(b)     FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

        The Company has one reportable segment as described in (c). Revenues, operating profit and loss, and identifiable assets for the five years ended December 31, 2003, are included in Item 6 - Selected Financial Data and Item 8 - Financial Statements and Supplementary Data.

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

        Revenues derived from Participant Programs include gain on sales of loans and servicing, interest income on securities and Program participant fees. For the years ended December 31, 2003, 2002 and 2001 such revenues were as follows:

                                                      2003            2002            2001
                                                  ------------    ------------    ------------
        Loan sales and servicing                  $  1,229,181    $  1,001,538    $    898,147
        Interest                                        93,318         158,381         298,746
        Program participant fees                        73,238         116,446         184,315

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

ITEM 3 - LEGAL PROCEEDINGS

The Company may become involved from time to time with legal proceedings arising out of the ordinary course of its business. For the year ended December 31, 2003, the Company was not involved in any material legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2003 to a vote of security holders.

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

        (d)  Securities authorized for issuance under equity compensation plans:
             NONE

ITEM 6 - SELECTED FINANCIAL DATA

 SELECTED RESULTS OF OPERATIONS
  DATA:  YEAR ENDED DECEMBER 31,                2003           2002           2001           2000           1999
                                            ------------   ------------   ------------   ------------   ------------
 Total Revenue                              $  1,395,737   $  1,276,365   $  1,381,208   $  1,331,426   $  1,350,657
                                            ============   ============   ============   ============   ============
 Net Income                                 $    909,183   $    749,206   $    754,870   $    714,883   $    723,044
                                            ============   ============   ============   ============   ============

 Dividends Per Common share                 $         --   $         --   $         --   $         --   $         --
                                            ============   ============   ============   ============   ============

 SELECTED BALANCE SHEET DATA:
   DECEMBER 31,                                 2003           2002           2001           2000           1999
                                            ------------   ------------   ------------   ------------   ------------
 Total Assets                               $ 13,161,898   $ 12,380,560   $ 10,369,594   $  8,385,285   $  7,520,878
                                            ============   ============   ============   ============   ============

 Stockholder's Equity                       $  8,945,295   $  7,907,220   $  6,510,371   $  5,176,959   $  4,271,325
                                            ============   ============   ============   ============   ============

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

As of December 31, 2003, the Company had sold aggregate loans of $19,127,070 and has retained a subordinated interest and servicing rights in the assets transferred aggregating $12,129,635. The cash flows related to the repayment of loans is first used to satisfy all principal and variable interest rate obligations due to PREFCO, investors or the Bank. The retained interest represents the fair value of the Company's future cash flows and obligations that it will receive after all investor obligations are met. The fair value of the Company's retained interest and servicing rights was $10,465,032 at December 31, 2002.

The Company is responsible for servicing, managing and collecting all receivables and loan repayments, monitoring the underlying collateral and reporting all activity to the Bank for which it receives an annual service fee (collected monthly in arrears) calculated as 2% of outstanding receivables. The Company received $238,455, $500,969, and $797,975 in service fees during 2003, 2002, and 2001.

Employee services and office facilities are provided by JP Life under a Service Agreement with the Company. The Company pays JP Life a monthly fee (in arrears) for services in accordance with mutually agreed upon cost allocation methods, which the Companies believe reflect a proportional allocation of common expenses and are commensurate for the performance of its duties. The Company paid JP Life servicing expenses of $461,870, $515,624, and $678,394 during 2003, 2002, and
2001.

The Company capitalizes the present value of expected service fee income in excess of the related costs to service the outstanding receivables.

As servicing agent for the loans sold, the Company collected loan prepayments of $4,628,237 during 2003 and $9,886,444 during 2002, which were paid to PREFCO (one month in arrears) to satisfy principal and variable interest obligation due. The Company originated new loans of $1,896,086 during 2003 and $3,149,894 during 2002, which were sold to PREFCO.

The Agreement includes a Performance Guarantee by Jefferson-Pilot Corporation that the Company will service the receivables sold and administer all aspects of the Programs in accordance with the terms and conditions of the Agreement. The Performance Guarantee contains restrictions on the debt of the Guarantor and the collateral value monitored by the Company.

During 1998, the Company entered into an intercompany loan agreement with Jefferson-Pilot Corporation whereby it may borrow funds for working capital needs at short-term interest rates. At December 31, 2003 the company had borrowed $2,154,020 compared to $1,699,098 at December 31, 2002.

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

Working capital in 2003, 2002, and 2001 was provided by servicing fees from collateral loans sold, loans from Jefferson-Pilot Corporation and interest earned on investments.

The Company changed certain of its assumptions supporting the valuation of its interests retained from loan sales. Effective December 31, 2003, the Company had decreased its estimate of early terminations from 35% to 30% to better reflect the Company's actual experience.

RESULTS OF OPERATIONS

The Company concluded the year ended December 31, 2003 with net income of $909,183 as compared to net income of $749,206 in 2002 and $754,870 in 2001.

The growth in 2003's net income is due primarily to an increase in total revenues. Total revenues through December 31, 2003 were $1,395,737 versus $1,276,365 in 2002 and $1,381,208 in 2001. The Company's revenues are derived from program fees, income on its retained interest in the loans sold to investors, and realized gains or losses. Although the Company's retained interest and income has grown over the past several years, this increase has been partially offset by realized losses in connection with the sale of loans and a decrease in program fees as the number of programs decline. Gains (or losses) for each sale of receivables are determined by allocating the carrying value of the receivables sold between the portion sold and the interest retained based on their relative fair value. The Company estimates the fair value of its retained interest based on the present value of future cash flows expected from the sold receivables.

Interest expense was $21,585, $14,524, and $19,361 for the years ended December 31, 2003, 2002, and 2001, respectively. The average interest rates of 1.14%, 1.70%, and 3.98% were paid on average outstanding loans due to affiliates of $1,887,420, $863,434, and $477,230 in 2003, 2002, and 2001, respectively.

The Company receives fee income for continuing to service sold receivables. The Company capitalizes the present value of expected servicing fee income in excess of the related cost of servicing over the estimated life of the sold receivables.

Program fees include placement, administrative and termination fees as well as charges for special services. Program fees continue to decline as programs terminate and mature. For the years ended December 31, 2003, 2002, and 2001 the number of Programs administered by the Company was 916, 1,406, and 2,333, respectively.

In the future, the Company may realize a gain or loss on the securitization of future collateral notes receivable which may impact future earnings.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements included herein are listed in the following index.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                            PAGE REFERENCES
                                                                                            ---------------
Statements of Financial Condition - December 31, 2003 and 2002                                      9
Statements of Income - Years ended December 31, 2003, 2002, and 2001                               10
Statements of Stockholder's Equity - Years ended December 31, 2003, 2002, and 2001                 11
Statements of Cash Flows - Years ended December 31, 2003, 2002, and 2001                           12
Notes to Financial Statements                                                                      13

All schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, and the notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Hampshire Funding, Inc.


We have audited the accompanying statements of financial condition of Hampshire Funding, Inc. as of December 31, 2003 and 2002, and the related statements of income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hampshire Funding, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.


                                                              Ernst & Young LLP


Boston, Massachusetts
March 5, 2004

                             HAMPSHIRE FUNDING, INC.

                        STATEMENTS OF FINANCIAL CONDITION

                                                                        DECEMBER 31
                                                                    2003          2002
                                                               ---------------------------
ASSETS
Cash and cash equivalents                                      $  1,010,347   $  1,803,512
Interests retained from loan sales, at fair value                11,711,462     10,157,502
Servicing asset (fair value approximates carrying value)            418,173        307,530
Other                                                                21,916        112,016
                                                               ---------------------------

Total assets                                                   $ 13,161,898   $ 12,380,560
                                                               ===========================

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
   Due to parent                                               $  2,154,020   $  1,699,098
   Due to affiliates                                              1,783,837      1,713,323
   Accounts payable                                                 224,875      1,000,260
   Accrued expenses and other liabilities                            53,871         60,659
                                                               ---------------------------
     Total liabilities                                            4,216,603      4,473,340
                                                               ---------------------------

Stockholder's equity:
   Common stock, par value $1 per share; authorized
      100,000 shares; issued and outstanding 50,000 shares           50,000         50,000
   Additional paid-in capital                                       789,811        789,811
   Retained earnings                                              6,818,516      5,909,333
   Accumulated other comprehensive income                         1,286,968      1,158,076
                                                               ---------------------------
Total stockholder's equity                                        8,945,295      7,907,220
                                                               ---------------------------

Total liabilities and stockholder's equity                     $ 13,161,898   $ 12,380,560
                                                               ===========================

SEE ACCOMPANYING NOTES.

                             HAMPSHIRE FUNDING, INC.

                              STATEMENTS OF INCOME

                                                              YEAR ENDED DECEMBER 31
                                                          2003          2002          2001
                                                     ------------------------------------------
Revenues:
   Loan sales and servicing                          $  1,229,181   $  1,001,538   $    898,147
   Interest                                                93,318        158,381        298,746
   Program participant fees                                73,238        116,446        184,315
                                                     ------------------------------------------
                                                        1,395,737      1,276,365      1,381,208

Operating expenses:
   Interest on affiliate borrowings                        21,585         14,524         19,361
                                                     ------------------------------------------

Income before income taxes                              1,374,152      1,261,841      1,361,847

Income tax expense                                        464,969        512,635        606,977
                                                     ------------------------------------------

Net income                                           $    909,183   $    749,206   $    754,870
                                                     ==========================================

SEE ACCOMPANYING NOTES.

                             HAMPSHIRE FUNDING, INC.

                       STATEMENTS OF STOCKHOLDER'S EQUITY

                                                                                                   ACCUMULATED
                                                                     ADDITIONAL                       OTHER
                                                         COMMON       PAID-IN        RETAINED     COMPREHENSIVE
                                                         STOCK        CAPITAL        EARNINGS     INCOME (LOSS)       TOTAL
                                                     ------------   ------------   ------------   -------------   ------------
Balance at December 31, 2000                         $     50,000   $    789,811   $  4,405,257   $     (68,109)  $  5,176,959

   Net income                                                                           754,870                        754,870
   Change in unrealized loss on
   securities available for
   sale, net of tax of $311,522                                                                         578,542        578,542
                                                                                   ------------   -------------   ------------
   Total comprehensive income                                                           754,870         578,542      1,333,412
                                                     ------------   ------------   ------------   -------------   ------------
Balance at December 31, 2001                               50,000        789,811      5,160,127         510,433      6,510,371

   Net income                                                                           749,206                        749,206
   Change in unrealized gain on
   securities available for
   sale, net of tax of $348,732                                                                         647,643        647,643
                                                                                   ------------   -------------   ------------
   Total comprehensive income                                                           749,206         647,643      1,396,849
                                                     ------------   ------------   ------------   -------------   ------------
Balance at December 31, 2002                               50,000        789,811      5,909,333       1,158,076      7,907,220

   Net income                                                                           909,183                        909,183
   Change in unrealized gain on
   securities available for
   sale, net of tax of $69,402                                                                          128,892        128,892
                                                                                   ------------   -------------   ------------
   Total comprehensive income                                                           909,183         128,892      1,038,075
                                                     ------------   ------------   ------------   -------------   ------------
Balance at December 31, 2003                         $     50,000   $    789,811   $  6,818,516   $   1,286,968   $  8,945,295
                                                     ============   ============   ============   =============   ============

SEE ACCOMPANYING NOTES

                             HAMPSHIRE FUNDING, INC.

                            STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED DECEMBER 31
                                                         2003           2002           2001
                                                     ------------------------------------------
OPERATING ACTIVITIES
Net income                                           $    909,183   $    749,206   $    754,870
Adjustments to reconcile net income to net
  cash used in operating activities:
     Amortization of deferred charge                       29,203         58,407         58,404
     Change in fair value of servicing asset             (110,643)       (94,651)        18,275
     Deferred tax expense (benefit)                        91,739       (195,114)      (363,108)
     Loss (gain) on sales of loans                         69,518         26,257        (54,360)
     Net change in other assets and liabilities        (1,453,693)    (1,273,702)      (579,967)
     Change in due to affiliates                           86,795        (21,875)       (62,306)
     (Decrease) increase in accounts payable             (775,385)       139,048         39,538
                                                     ------------------------------------------
Net cash used in operating activities                  (1,153,283)      (612,424)      (188,654)

FINANCING ACTIVITIES
Proceeds from sale of collateral notes receivable       1,801,282      2,992,399      4,492,276
Loans originated                                       (1,896,086)    (3,149,894)    (4,728,712)
Net proceeds from affiliated loan agreements              454,922        853,527        407,310
                                                     ------------------------------------------
Net cash provided by financing activities                 360,118        696,032        170,874
                                                     ------------------------------------------

(Decrease) increase in cash and cash equivalents         (793,165)        83,608        (17,780)

Cash and cash equivalents at beginning of year          1,803,512      1,719,904      1,737,684
                                                     ------------------------------------------

Cash and cash equivalents at end of year             $  1,010,347   $  1,803,512   $  1,719,904
                                                     ==========================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for:
       Interest                                      $     21,585   $     14,524   $     19,361
       Income taxes                                       473,197        752,574        898,005

SEE ACCOMPANYING NOTES.

                             HAMPSHIRE FUNDING, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


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

During 2003, the Company sold program loans in securitization transactions, and in each case the Company retained servicing responsibilities and subordinated interests. The Company receives annual servicing fees of 2% of the outstanding balance and rights to future cash flows arising after the purchaser of the loans has received the return for which they contracted. The investor in the loans has no recourse to the Company's other assets for failure of debtors to pay when due. The Company's retained interests are subordinate to the investor's interests. Their value is subject to credit and prepayment risks on the transferred financial assets, although the loans are fully secured by shares in mutual funds.

At December 31, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate adverse changes in those assumptions are as follows:

                                                                  2003                          2002
                                                              ------------                  ------------
Carrying Amount/fair value of retained interests              $ 11,711,462                  $ 10,157,502
Weighted-average life                                           0.7  years                    1.1  years

TERMINATION RATE ASSUMPTION (ANNUAL)                                    30%                           35%
    Rate increases to 35%                                     $    101,257                  $          -
    Rate increases to 40%                                     $    195,383                  $    121,057
    Rate increases to 45%                                     $    285,454                  $    234,470

RESIDUAL CASH FLOWS DISCOUNT RATE (ANNUAL)                              15%                           15%
    Rate increases to 17%                                     $   (378,661)                 $   (430,922)
    Rate increases to 19%                                     $   (740,473)                 $   (839,637)

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

At December 31, 2003, the outstanding balance of loans sold by the Company under the Agreement was $19,127,070 compared to $25,953,614 in 2002. The Company received gross servicing income of $238,455, $500,969, and $797,975 for the years ended December 31, 2003, 2002, and 2001, respectively.

3. INTEREST RETAINED FROM RECEIVABLE SALES, NET

The amortized cost and gross unrealized gains and losses and estimated fair value of retained interests in loan sales at December 31, 2003 and 2002 are shown below. Expected maturities may differ from contractual maturities as the Programs underlying the securities may be terminated prior to contractual maturity.

                                                                       DECEMBER 31, 2003
                                                -----------------------------------------------------------
                                                                UNREALIZED      UNREALIZED        FAIR
                                                    COST          GAINS           LOSSES          VALUE
                                                -----------------------------------------------------------
Residual principal certificates due
   five years through ten years                 $  3,032,510   $  2,795,896    $          -    $  5,828,406

Interest-only strip receivables due
   five years through ten years                    6,699,002              -        (815,946)      5,883,056
                                                -----------------------------------------------------------
                                                $  9,731,512   $  2,795,896    $   (815,946)   $ 11,711,462
                                                ===========================================================

                                                                       DECEMBER 31, 2002
                                                -----------------------------------------------------------
                                                                UNREALIZED      UNREALIZED        FAIR
                                                    COST          GAINS           LOSSES          VALUE
                                                -----------------------------------------------------------
Residual principal certificates due
   five years through ten years                 $  2,633,426   $  1,972,920    $          -    $  4,606,346

Interest-only strip receivables due
   five years through ten years                    5,742,420              -        (191,264)      5,551,156
                                                -----------------------------------------------------------
                                                $  8,375,846   $  1,972,920    $   (191,264)   $ 10,157,502
                                                ===========================================================

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

Significant components of income tax expense for the years ended December 31, were as follows:

                                                         2003           2002           2001
                                                     ------------   ------------   ------------
 Current:
   Federal                                           $    253,339   $    564,388   $    706,032
   State                                                  119,891        143,361        264,053
                                                     ------------------------------------------
        Total current                                     373,230        707,749        970,085

 Deferred:
   Federal                                                 75,685       (160,969)      (299,564)
   State                                                   16,054        (34,145)       (63,544)
                                                     ------------------------------------------
        Total deferred                                     91,739       (195,114)      (363,108)
                                                     ------------------------------------------

                                                     $    464,969   $    512,635   $    606,977
                                                     ==========================================

A reconciliation of the blended federal and state income tax rate of the Company's effective income tax expense for the year ended December 31 is as follows:

                                                         2003           2002           2001
                                                     ------------   ------------   ------------
  Income before income taxes                         $  1,374,152   $  1,261,841   $  1,361,847
  Blended federal and state rate                            39.17%         40.62%         44.57%
  Tax at blended rate                                     538,297        512,635        606,977
  Foreign tax credits                                     (73,328)             -              -
                                                     ------------------------------------------
  Effective income tax                               $    464,969   $    512,635   $    606,977
                                                     ==========================================

Deferred tax assets (liabilities) are comprised of the following at December 31:

                                                         2003           2002           2001
                                                     ------------   ------------   ------------
  Impact of loan sales                               $    608,011   $    699,750   $    504,636
  Unrealized gain on securities available for sale       (692,982)      (623,580)      (274,848)
                                                     ------------------------------------------
                                                     $    (84,971)  $     76,170   $    229,788
                                                     ==========================================

The net deferred liabilities are netted with other assets in the statement of financial condition, as of December 31, 2003.

5. TRANSACTIONS WITH AFFILIATES

In 1998, the Company entered into an intercompany loan agreement with Jefferson-Pilot Corporation whereby the Company may borrow funds for working capital needs at short-term interest rates. At December 31, 2003 and 2002, the Company had borrowed $2,154,020 and $1,699,098, respectively.


The Programs, and most mutual fund shares offered in conjunction with the Programs, are sold through Jefferson Pilot Securities Corporation, a registered broker-dealer.

Substantially all general and administrative expenses are allocated to the Company by JP Life in accordance with mutually agreed upon cost allocation methods that the Company and JP Life believe reflect a proportional allocation of common expenses and which are commensurate for the performance of the applicable duties. The Company did not allocate any expenses related to the servicing asset for 2003. For the years ended December 31, 2002 and 2001, respectively, the Company's portion of allocated expenses related to the servicing asset were $16,254 and $231,755. These expenses are included in the calculation of the expected cash flows for purposes of determining income related to programs sales, therefore are not shown as expenses in the statements of income.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth information relating to Directors and Executive Officers of the Company as of December 31, 2003.

         NAME(1)                               AGE           POSITION(2)
         ----                                  ---           --------
         Ronald R. Angarella                    45           Chairman, CEO, and Director
         David K. Booth                         40           President and Director
         John C. Ingram                         59           Director
         John A. Weston                         44           Treasurer
         Russell C. Simpson                     48           Vice President and Chief Financial Officer
         David Armstrong                        34           Vice President
         Charles C. Cornelio                    44           Vice President
         Carol R. Hardiman                      49           Vice President, Administration
         Robert A. Reed                         61           Vice President and Assistant Secretary
         Frederick C. Tedeschi                  57           Secretary

Ronald R. Angarella was elected Chief Executive Officer of the Company and Broker-Dealer in February 2003 after serving as President and Chairman since October 1995. Mr. Angarella was elected Senior Vice President of Jefferson Pilot Financial and Vice Chairman of the Broker-Dealer in November 1994. Prior to that time, Mr. Angarella held several management positions with the Company and it affiliates since joining Jefferson Pilot Financial in 1986.

David K. Booth was elected President and Director of the Company and Broker-Dealer in March 2003. He joined Jefferson Pilot Securities in 1990 as a Due Diligence Analyst and served as Assistant Vice President, Securities Marketing from 1995 to 1997, Vice President of Marketing from 1997 to 2002, and Chief Marketing Officer since 2002.

John C. Ingram was elected Director of the Company in May 1999. Mr. Ingram has served as Chief Investment Officer of Jefferson Pilot Financial and affiliates since 2001. He was named Senior Vice President and Manager of the Securities Department in 1987 after serving as Second Vice President since 1982.

John A. Weston was elected Treasurer of the Company and the Broker-Dealer in August 1988. His principal occupation since February of 1999 has been as Vice President of Jefferson Pilot Financial. Prior to that time, Mr. Weston served as Assistant Vice President and Mutual Fund Accounting Officer. He was elected Treasurer of Jefferson Pilot Variable Fund, Inc. in April 1992, and Treasurer of Jefferson Pilot Investment Advisory Corporation in May 1992.

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

David Armstrong was elected Vice President of the Company and Broker-Dealer in February 2003. Mr. Armstrong joined Jefferson Pilot in 1992, served as Financial Institutions Expense Manager from 1992 to 1994 and Due Diligence Analyst from 1994 to 1996. From 1996 until 1999, he served as Marketing Officer, Products and Planning, until Mr. Armstrong was named Assistant Vice President, Product Planning of the Broker-Dealer in February 1999.

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

Frederick C. Tedeschi was elected Secretary of the Company in May 2003. He joined Jefferson Pilot Financial in March 2003 as Vice President and Associate General Counsel. He was also appointed as Vice President and Secretary of the Broker-Dealer. From 1987 to 2002 Mr. Tedeschi held various officer positions with MONY Life Insurance Company, including Chief Insurance Operations Counsel and Chief Corporate Compliance Officer.


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

                             HAMPSHIRE FUNDING, INC.
                                One Granite Place
                          Concord, New Hampshire 03301

                               BOARD OF DIRECTORS
                                December 31, 2003

Ronald R. Angarella
24 Longview Drive
Bow, NH  03304

David K. Booth
303 Main Street
Hopkinton, NH 03229

John C. Ingram
3302 Wynnewood Drive
Greensboro, NC 27408

                             HAMPSHIRE FUNDING, INC.
                                One Granite Place
                          Concord, New Hampshire 03301

                                    OFFICERS
                                December 31, 2003

Chairman and Chief Executive Officer                     Ronald R. Angarella
                                                         24 Longview Drive
                                                         Bow, NH  03304

President                                                David K. Booth
                                                         303 Main Street
                                                         Hopkinton, NH 03229

Vice President and Chief Financial Officer               Russell C. Simpson
                                                         6002 Early Trail
                                                         Summerfield, NC 27358

Treasurer                                                John A. Weston
                                                         122 School Street
                                                         Concord, NH  03301

Vice President                                           David Armstrong
                                                         59 Primrose Lane
                                                         Penacook, NH 03303

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

Secretary                                                Frederick C. Tedeschi
                                                         13 Eagle Trace
                                                         Wolfboro, NH 03894

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

        The table below sets forth ownership of the Company's issued and outstanding common stock as of March 31, 2003.

         TITLE OF        NAME AND ADDRESS                   AMOUNT AND NATURE OF            PERCENT OF
          CLASS         OF BENEFICIAL OWNER                 BENEFICIAL OWNERSHIP               CLASS
         --------       -------------------                 ---------------------           -----------
         Common         Jefferson-Pilot Corporation        50,000 shares of record              100
                        100 N. Greene Street
                        Greensboro, NC  27401

(b)     SECURITY OWNERSHIP OF MANAGEMENT
        None.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)     TRANSACTIONS WITH MANAGEMENT AND OTHERS

        The Company has an agreement with JP Life whereby JP Life provides service and joint operations. In addition, the Company utilizes furniture, equipment and fixtures owned by one or more of the Insurance Companies. The Company pays JP Life a fee, determined in accordance with mutually agreed upon cost allocation methods, which the Companies believe reflect a proportional allocation of common costs and are commensurate for the performance of the applicable duties.

        The Company has an intercompany loan agreement with Jefferson-Pilot Corporation, whereby it may borrow money at short-term interest rates. At December 31, 2003 the Company had $2,154,020 of loans outstanding.

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

        (b)  No Form 8-K was filed in the fourth quarter of 2003.

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

               (3)             (i)  Articles of Incorporation               Form 10-K, filed
                                    of Company                              March 15, 1990, for the
                                                                            year ended December 31,
                                                                            1989, pp. 25-27

                              (ii)  By-Laws of Company                      Form 10-K, filed
                                                                            March 15, 1990, for the year ended
                                                                            December 31, 1989, pp. 28-46

               (4)             (i)  Agency Agreement and                    Form 10-K, filed
                                    Limited Power of Attorney               March 19, 1997, for the year ended
                                                                            December 31, 1996, pp. 24-26

                              (ii)  Change in Participant in                Form 10-K, filed
                                    Program                                 March 19, 1997, for the year ended
                                                                            December 31, 1996, pp.27-28

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
                                    Bank of Chicago dated
                                    December 31, 1997

                               (e)  Performance Guarantee by                Form 10-K, filed
                                    Jefferson-Pilot Corporation             March 30, 1998, for the year
                                                                            ended December 31, 1997,
                                                                            pp.76-83

                               (f)  Amendment No. 1 to the Receivables      Form 10-K, filed
                                    Receivables Purchase Agreement          March 30, 1999, for the year
                                    among the Company, Investors,           ended December 31, 1998,
                                    Preferred Receivables Funding           pp. 31-33
                                    Corporation and First National Bank
                                    of Chicago dated June 29, 1998

                               (g)  Amendment No. 2 to the Receivables      Form 10-K, filed
                                    Receivables Purchase Agreement          March 30, 2000, for the year
                                    among the Company, Investors,           ended December 31, 1999,
                                    Preferred Receivables Funding           pp. 31-33
                                    Corporation and First National Bank
                                    of Chicago dated June 29, 1999

                               (h)  Amendment No. 3 to the Receivables      Form 10-K, filed
                                    Receivables Purchase Agreement          March 30, 2001 for the year
                                    among the Company, Investors,           ended December 31, 2000,
                                    Preferred Receivables Funding           pp. 28-30
                                    Corporation and Bank One, NA
                                    dated June 26, 2000

                               (i)  Amendment No. 4 to the Receivables      Form 10-K, filed
                                    Receivables Purchase Agreement          March 30, 2001 for the year
                                    among the Company, Investors,           ended December 31, 2000,
                                    Preferred Receivables Funding           pp. 31-33
                                    Corporation and Bank One, NA
                                    dated July 26, 2000

                               (j)  Amendment No. 5 to the Receivables      Form 10-K filed
                                    Receivables Purchase Agreement          March 30, 2002 for the year
                                    among the Company, Investors,           ended December 31, 2001,
                                    Preferred Receivables Funding           pp. 27-29
                                    Corporation and Bank One, NA
                                    dated July 25, 2001

                               (k)  Amendment No. 6 to the Receivables      Form 10-K filed
                                    Receivables Purchase Agreement          March 30, 2002 for the year
                                    Among the Company, Investors,           ended December 31, 2001,
                                    Preferred Receivables Funding           pp. 30-32
                                    Corporation and Bank One, NA dated
                                    October 21, 2001

                               (l)  Waiver to the Receivables               Form 10-K filed
                                    Receivables Purchase Agreement          March 28, 2003 for the year
                                    Among the Company, Investors,           ended December 31, 2002,
                                    Preferred Receivables Funding           pp. 26-28
                                    Corporation and Bank One, NA
                                    dated August 9, 2002

                               (m)  Amendment No. 7 to the Receivables      Form 10-K filed
                                    Receivables Purchase Agreement          March 28, 2003 for the year
                                    Among the Company, Investors,           ended December 31, 2002,
                                    Preferred Receivables Funding           pp. 29-31
                                    Corporation and Bank One, NA dated
                                    July 24, 2002

               (22)   Subsidiaries of the Registrant                        Form 10-K, filed
                                                                            March 15, 1990, for the year ended
                                                                            December 31, 1989, pp. 66

               (ii)   Filed by enclosure.

                          Reg S-K
                          Item 601

               (10)

                               (a)  Amendment No. 8 to the Receivables      pp.  26-28
                                    Receivables Purchase Agreement
                                    Among the Company, Investors,
                                    Preferred Receivables Funding
                                    Corporation and Bank One, NA dated
                                    July 23, 2003

               (31) Chief Executive Officer Certifications Under Section 302 of Sarbanes-Oxley Act of 2002

               (32) Chief Financial Officer Certifications Under Section 302 of Sarbanes-Oxley Act of 2002


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

DATE:  March  19, 2004                         HAMPSHIRE FUNDING, INC.



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

            NAME                                     TITLE                                    DATE
            ----                                     -----                                    ----
/s/ RONALD R. ANGARELLA                     Chairman, CEO, and Director                  March 19, 2004
----------------------------                Ronald R. Angarella


/s/ DAVID K. BOOTH                          President and Director                       March 19, 2004
----------------------------                David K. Booth


/s/ JOHN C. INGRAM                          Director                                     March 19, 2004
----------------------------                John C. Ingram


/s/ JOHN A. WESTON                          Treasurer                                    March 19, 2004
----------------------------                John A. Weston


/s/ RUSSELL C. SIMPSON                      Vice President and                           March 19, 2004
----------------------------                Chief Financial Officer
                                            Russell C. Simpson

                AMENDMENT NO. 8 TO RECEIVABLES PURCHASE AGREEMENT

       This Amendment No. 8 (the "Amendment") is dated as of July 23, 2003 among Hampshire Funding, Inc. (the "Seller" and the "Servicer"), the undersigned Purchasers and Bank One, NA (formerly known as The First National Bank of Chicago), as agent for the Purchasers (the "Agent").

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

        2. AMENDMENT TO THE DEFINITION OF LIQUIDITY TERMINATION DATE. The definition of "Liquidity Termination Date" appearing in Exhibit I to the Agreement is hereby amended by deleting the date "July 23, 2003" where it appears therein and inserting the date "July 21, 2004" in lieu thereof.

        3. AMENDMENT TO THE DEFINITION OF PURCHASER FEE PERCENTAGE. The definition of "Purchaser Fee Percentage" set forth in Exhibit I to the Agreement is hereby amended by deleting the percentage "0.26%" where it appears therein and inserting the percentage "0.40%" in lieu thereof.

        4. REAFFIRMATION OF PERFORMANCE GUARANTY. By acknowledging this Amendment below, the Performance Guarantor hereby (i) acknowledges that the Seller, the Servicer, the Purchasers and the Agent have entered into this Amendment, which Amendment has been made available to and has been reviewed by the Performance Guarantor and (ii) reaffirms that its obligations under the Performance Guaranty and each other Transaction Document to which it is a party continues in full force and effect with respect to the Agreement, as amended by this Amendment .

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

        5.3. Neither the execution and delivery by the Seller or the Servicer of this Amendment, nor the consummation of the transactions herein contemplated, nor compliance with the provisions hereof will violate any law, rule, regulation, order, writ, judgment, injunction, decree or award binding on the Seller or the Servicer or the Seller's or the Servicer's certificate of incorporation or by-laws or the provisions of any indenture, instrument or agreement to which the Seller or the Servicer is a party or is subject, or by which it or its property, is bound, or conflict with or constitute a default there under.

        6. EFFECTIVE DATE. This Amendment shall become effective as of the date above first written upon receipt by the Agent of (i) counterparts of this Amendment duly executed by the Seller, the Servicer, the Purchasers and the Performance Guarantor and (ii) such other documents as the Agent or any Purchaser may request.

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

                              HAMPSHIRE FUNDING, INC., as Seller and
                              Servicer

                              By:
                                  -------------------------------
                              Title:
                                     ------------------------------------

                              PREFERRED RECEIVABLES FUNDING CORPORATION

                              By:
                                  -------------------------------
                              Title: Authorized Signatory

                              BANK ONE, individually as an Investor and as Agent

                              By:
                                   -------------------------------
                              Title:  Director, Capital Markets

Acknowledged and confirmed by:

JEFFERSON-PILOT CORPORATION,
as Performance Guarantor

By:
    ----------------------------
Title:
       --------------------------