Form 10-Q
period 2004-03-31
HAMPSHIRE FUNDING INC
filed 2004-05-17
CIK 205422

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended March 31, 2004

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [no fee required]
         For the transition period from __________________ to _________________.

         Commission file number  2-79192.

                             HAMPSHIRE FUNDING, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

         NEW HAMPSHIRE                                         02-0277842
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

                ONE GRANITE PLACE, CONCORD, NEW HAMPSHIRE    03301
               -----------------------------------------------------
               (Address of principal executive offices)   (Zip Code)

                                 (603) 226-5000
                                 --------------
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of April 1, 2004: 50,000 shares, all of which are owned by Jefferson-Pilot Corporation.

                       DOCUMENTS INCORPORATED BY REFERENCE

                      The exhibit index appears on page 11

INDEX

                             HAMPSHIRE FUNDING, INC.

                                                                                                           PAGE
PART I.  FINANCIAL INFORMATION

       ITEM   1.  Financial Statements (Unaudited)

                  Condensed Statements of Financial Condition - March 31, 2004 and December 31, 2003       3

                  Condensed Statements of Income - Three-months ended March 31, 2004 and 2003              4

                  Condensed Statements of Stockholder's equity - Three-months ended March 31, 2004         5
                                                                 and 2003

                  Condensed Statements of Cash Flows - Three-months ended March 31, 2004 and 2003          6

                  Notes to condensed financial statements - March 31, 2004                                 7

       ITEM   2.  Management's Discussion and Analysis of Financial Condition and Results of Operations    8

       ITEM   3.  Quantitative and Qualitative Disclosure of Market Risk                                   10

       ITEM   4.  Controls and Procedures                                                                  10


PART II.  OTHER INFORMATION

       ITEM   1.  Legal Proceedings                                                                        11

       ITEM   2.  Changes in Securities and Use of Proceeds                                                11

       ITEM   3.  Defaults upon Senior Securities                                                          11

       ITEM   4.  Submission of Matters to a Vote of Security Holders                                      11

       ITEM   5.  Other Information                                                                        11

       ITEM   6.  Exhibits and Reports on Form 8-K                                                         11-14


SIGNATURE                                                                                                  11

                             HAMPSHIRE FUNDING, INC.

                   CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                             MARCH 31,      DECEMBER 31,
                                                                               2004             2003
                                                                            (UNAUDITED)        (NOTE A)
                                                                           -----------------------------
ASSETS
Cash and cash equivalents                                                  $  1,348,892     $  1,010,347
Interests retained from loan sales, at fair value                            11,602,545       11,711,462
Servicing asset (fair value approximates carrying value)                        448,014          418,173
Other                                                                            69,025           21,916
                                                                           -----------------------------

Total assets                                                               $ 13,468,476     $ 13,161,898
                                                                           =============================

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
  Due to parent                                                            $  1,905,434     $  2,154,020
  Due to affiliates                                                           1,958,327        1,783,837
  Accounts payable                                                              443,826          224,875
  Accrued expenses and other liabilities                                        292,483           53,871
                                                                           -----------------------------
Total liabilities                                                             4,600,070        4,216,603
                                                                           -----------------------------
Stockholder's equity:
  Common stock, par value $1 per share; authorized
    100,000 shares; issued and outstanding 50,000 shares                         50,000           50,000
  Additional paid-in capital                                                    789,811          789,811
  Retained earnings                                                           7,044,362        6,818,516
  Accumulated other comprehensive income                                        984,233        1,286,968
                                                                           -----------------------------
Total stockholder's equity                                                    8,868,406        8,945,295
                                                                           -----------------------------

Total liabilities and stockholder's equity                                 $ 13,468,476     $ 13,161,898
                                                                           =============================

SEE ACCOMPANYING NOTES.

                             HAMPSHIRE FUNDING, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                               2004             2003
                                                                           -----------------------------
Revenues:
  Loan sales and servicing                                                 $    336,824     $    325,307
  Interest                                                                       18,599           25,040
  Program participant fees                                                       15,651           22,430
                                                                           -----------------------------
                                                                                371,074          372,777

Operating expenses:
  Interest on affiliate borrowings                                                5,744            3,251
                                                                           -----------------------------

Income before income taxes                                                      365,330          369,526

Income tax expense                                                              139,484          147,859
                                                                           -----------------------------

Net income                                                                 $    225,846     $    221,667
                                                                           =============================

SEE ACCOMPANYING NOTES.

                             HAMPSHIRE FUNDING, INC.
                       STATEMENTS OF STOCKHOLDER'S EQUITY
                                   (Unaudited)

                                                                                         ACCUMULATED
                                                           ADDITIONAL                       OTHER
                                              COMMON        PAID-IN        RETAINED     COMPREHENSIVE
                                               STOCK        CAPITAL        EARNINGS         INCOME          TOTAL
                                           ------------   ------------   ------------   -------------   ------------
Balance at December 31, 2003               $     50,000   $    789,811   $  6,818,516   $   1,286,968   $  8,945,295

  Net income                                                                  225,846                        225,846
  Change in unrealized loss on
  securities available for
  sale, net of tax of $163,011                                                               (302,735)      (302,735)
                                                                         ------------   -------------   ------------
  Total comprehensive income                                                  225,846        (302,735)       (76,889)
                                           ------------   ------------   ------------   -------------   ------------
Balance at March 31, 2004                  $     50,000   $    789,811   $  7,044,362   $     984,233   $  8,868,406
                                           ============   ============   ============   =============   ============

Balance at December 31, 2002               $     50,000   $    789,811   $  5,909,333   $   1,158,076   $  7,907,220

  Net income                                                                  221,667                        221,667
  Change in unrealized gain on
  securities available for
  sale, net of tax of $16,940                                                                  31,460         31,460
                                                                         ------------   -------------   ------------
  Total comprehensive income                                                  221,667          31,460        253,127
                                           ------------   ------------   ------------   -------------   ------------
Balance at March 31, 2003                  $     50,000   $    789,811   $  6,131,000   $   1,189,536   $  8,160,347
                                           ============   ============   ============   =============   ============

SEE ACCOMPANYING NOTES.

                             HAMPSHIRE FUNDING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                               2004             2003
                                                                           -----------------------------
CASH AND CASH EQUIVALENTS PROVIDED BY OPERATING ACTIVITIES                 $    609,322     $    324,992

FINANCING ACTIVITIES
Proceeds from sale of collateral notes receivable                               421,621          483,284
Loans originated                                                               (443,812)        (508,720)
(Repayment of) proceeds from affiliated loan agreements                        (248,586)          40,597
                                                                           -----------------------------
Net cash (used) provided by financing activities                               (270,777)          15,161
                                                                           -----------------------------

Increase in cash and cash equivalents                                           338,545          340,153

Cash and cash equivalents at beginning of period                              1,010,347        1,803,512
                                                                           -----------------------------

Cash and cash equivalents at end of period                                 $  1,348,892     $  2,143,665
                                                                           =============================

SEE ACCOMPANYING NOTES.

                             HAMPSHIRE FUNDING, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

NOTE A.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Hampshire Funding, Inc. annual report on Form 10-K for the year ended December 31, 2003.

                         PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY PROFILE

Hampshire Funding, Inc. (the "Company") administers investment programs ("Programs") which coordinate the acquisition of mutual fund shares and insurance over a period of ten years. Under the Programs, Participants purchase life and health insurance from affiliated Insurance Companies and finance the premiums through a series of loans secured by mutual fund shares. Upon issuance of a policy by an Insurance Company, the Company makes a loan to the Participant in an amount equal to the selected premium mode. As each premium becomes due, if not paid in cash, a new loan equal to the next premium and administrative fee is made and added to the Participant's account indebtedness ("Account Indebtedness"). Thus, interest, as well as principal, is borrowed and mutual fund shares are pledged as collateral. The Program loan percentage rate charged to Participants was 7.00% on March 31, 2004. The aggregate value of all mutual fund shares pledged as collateral must be at least 150% of the Participant's total Account Indebtedness. If the value of the shares pledged to the Company declines below 130% of the Account Indebtedness, the Company will terminate the Programs and liquidate shares sufficient to repay the indebtedness.

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

As of March 31, 2004, the Company had sold aggregate loans of $17,896,582 and has retained a subordinated interest and servicing rights in the assets transferred aggregating $12,050,559 at fair value. The cash flows related to the repayment of loans is first used to satisfy all principal and variable interest rate obligations due to PREFCO, investors or the Bank. The retained interest represents the fair value of the Company's future cash flows and obligations that it will receive after all investor obligations are met. The fair value of the Company's retained interest and servicing rights was $12,129,635 at December 31, 2003.

The Company is responsible for servicing, managing and collecting all receivables and loan repayments, monitoring the underlying collateral and reporting all activity to the Bank for which it receives an annual service fee (collected monthly in arrears) calculated as 2% of outstanding receivables. The Company received $34,878 and $76,960 in service fees for the three-months ended March 31, 2004 and 2003, respectively.

Employee services and office facilities are provided by JP Life under a Service Agreement with the Company. The Company pays JP Life a monthly fee (in arrears) for services in accordance with mutually agreed upon cost allocation methods, which the Companies believe reflect a proportional allocation of common expenses and are commensurate for the performance of its duties. The Company paid JP Life servicing expenses of $75,473 and $108,803 during the three-months ended March 31, 2004 and 2003, respectively.

The Company capitalizes the present value of expected service fee income in excess of the related costs to service the outstanding receivables.

As servicing agent for the loans sold, the Company collected loan prepayments of $784,598 for the three-months ended March 31, 2004 and $1,513,527 for the same period in 2003, which were paid to PREFCO (one month in arrears) to satisfy principal and variable interest obligation due. The Company originated new loans of $443,812 and $508,721 for the three-months ended March 31, 2004 and 2003, respectively, which were sold to PREFCO.

The Agreement includes a Performance Guarantee by Jefferson-Pilot Corporation that the Company will service the receivables sold and administer all aspects of the Programs in accordance with the terms and conditions of the Agreement. The Performance Guarantee contains restrictions on the debt of the Guarantor and the collateral value monitored by the Company.

During 1998, the Company entered into an intercompany loan agreement with Jefferson-Pilot Corporation whereby it may borrow funds for working capital needs at short-term interest rates. At March 31, 2004 the Company had borrowed $1,905,434 compared to $2,154,020 at December 31, 2003.

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

Working capital in the first quarter of 2004 and 2003 was provided by servicing fees from collateral loans sold, loans from Jefferson-Pilot Corporation and interest earned on investments.

The Company changed certain of its assumptions supporting the valuation of its interests retained from loan sales. Effective December 31, 2003, the Company had decreased its estimate of early terminations from 35% to 30% to better reflect the Company's actual experience.

RESULTS OF OPERATIONS

The Company concluded the three-months ended March 31, 2004 with net income of $225,846, as compared to net income of $221,667 for the same period in 2003.

Total revenues for the three-months ended March 31, 2004 were $371,074, versus $372,777 for the same period in 2003. The Company's revenues are derived from program fees; income on its retained interest in the loans sold to investors, and realized gains or losses. Although the Company's retained interest and income on its retained interest has grown over the past several years, this increase has been partially offset by realized losses in connection with the sale of loans and a decrease in program fees as the number of programs decline. Gains (or losses) for each sale of receivables are determined by allocating the carrying value of the receivables sold between the portion sold and the interest retained based on their relative fair value. The Company estimates the fair value of its retained interest based on the present value of future cash flows expected from the sold receivables.

Interest expense was $5,744 for the three-months ended March 31, 2004, and $3,251 for the three-months ended March 31, 2003. The average interest rates of 1.02% and 1.28% were paid on average outstanding loans due to affiliates of $2,220,342 and $1,628,425 for the three-months ended March 31, 2004 and 2003, respectively.

The Company receives fee income for continuing to service sold receivables. The Company capitalizes the present value of expected servicing fee income in excess of the related cost of servicing over the estimated life of the sold receivables.

Program fees include placement, administrative and termination fees as well as charges for special services. Program fees continue to decline as programs terminate and mature. As of March 31, 2004 and 2003 the number of Programs administered by the Company were 819 and 1,257, respectively.

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

       (b) Reports on Form 8-K

           No Reports on Form 8-K were filed by the Company during the quarter ended March 31, 2004.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                HAMPSHIRE FUNDING, INC.


                                                  /s/ John A. Weston
                                                  ------------------
                                                    John A. Weston
                                                       TREASURER

May 5, 2004