Form 10-Q
period 2004-06-30
HAMPSHIRE FUNDING INC
filed 2004-08-11
CIK 205422

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended June 30, 2004

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [no fee required]
      For the transition period from _______________ to _______________.

      Commission file number 2-79192.

                             HAMPSHIRE FUNDING, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

           NEW HAMPSHIRE                             02-0277842
-----------------------------------     -----------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)              Identification No.)

        ONE GRANITE PLACE, CONCORD, NEW HAMPSHIRE                 03301
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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of July 1, 2004: 50,000 shares, all of which are owned by Jefferson-Pilot Corporation.

                       DOCUMENTS INCORPORATED BY REFERENCE

                      The exhibit index appears on page 11

INDEX

                             HAMPSHIRE FUNDING, INC.

                                                                                                           PAGE
                                                                                                           ----
PART I. FINANCIAL INFORMATION

      ITEM   1.   Financial Statements (Unaudited)

                  Statements of Financial Condition - June 30, 2004 and December 31, 2003                  3

                  Statements of Income - Three-months ended June 30, 2004 and 2003                         4
                                                   Six-months ended June 30, 2004 and 2003

                  Statements of Stockholder's equity - Six-months ended June 30, 2004 and 2003             5

                  Condensed Statements of Cash Flows - Six-months ended June 30, 2004 and 2003             6

                  Notes to unaudited condensed financial statements - June 30, 2004                        7

      ITEM   2.   Management's Discussion and Analysis of Financial Condition and Results of Operations    8

      ITEM   3.   Quantitative and Qualitative Disclosure of Market Risk                                   10

      ITEM   4.   Controls and Procedures                                                                  10

PART II. OTHER INFORMATION

      ITEM   1.   Legal Proceedings                                                                        11

      ITEM   2.   Changes in Securities and Use of Proceeds                                                11

      ITEM   3.   Defaults upon Senior Securities                                                          11

      ITEM   4.   Submission of Matters to a Vote of Security Holders                                      11

      ITEM   5.   Other Information                                                                        11

      ITEM   6.   Exhibits and Reports on Form 8-K                                                         11-14

SIGNATURE                                                                                                  11

                             HAMPSHIRE FUNDING, INC.

                        STATEMENTS OF FINANCIAL CONDITION

                                                               JUNE 30,      DECEMBER 31,
                                                                 2004           2003
                                                              (Unaudited)      (Note A)
                                                             -----------------------------
ASSETS
Cash and cash equivalents                                    $   1,852,139   $   1,010,347
Interests retained from loan sales, at fair value               11,938,701      11,711,462
Servicing asset (fair value approximates carrying value)           484,432         418,173
Other                                                               87,500          21,916
                                                             -----------------------------

Total assets                                                 $  14,362,772   $  13,161,898
                                                             =============================

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
   Due to parent                                             $   2,415,616   $   2,154,020
   Due to affiliates                                             2,060,470       1,783,837
   Accounts payable                                                763,252         224,875
   Accrued expenses and other liabilities                           67,375          53,871
                                                             -----------------------------
Total liabilities                                                5,306,713       4,216,603
                                                             -----------------------------

Stockholder's equity:
   Common stock, par value $1 per share; authorized
      100,000 shares; issued and outstanding 50,000 shares          50,000          50,000
   Additional paid-in capital                                      789,811         789,811
   Retained earnings                                             7,276,538       6,818,516
   Accumulated other comprehensive income                          939,710       1,286,968
                                                             -----------------------------
Total stockholder's equity                                       9,056,059       8,945,295
                                                             -----------------------------

Total liabilities and stockholder's equity                   $  14,362,772   $  13,161,898
                                                             =============================

SEE ACCOMPANYING NOTES.

                             HAMPSHIRE FUNDING, INC.

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                          JUNE 30,                JUNE 30,
                                      2004        2003        2004        2003
                                   ---------------------   ---------------------
Revenues:
   Loan sales and servicing        $ 365,226   $ 279,550   $ 702,050   $ 604,857
   Interest                           17,606      26,701      36,205      51,741
   Program participant fees           15,168      19,262      30,819      41,692
                                   ---------------------   ---------------------
                                     398,000     325,513     769,074     698,290

Operating expenses:
   Interest on affiliate
   borrowings                          5,642       7,648      11,386      10,899
                                   ---------------------   ---------------------

Income before income taxes           392,358     317,865     757,688     687,391

Income tax expense                   160,182     129,778     299,666     277,637
                                   ---------------------   ---------------------

Net income                         $ 232,176   $ 188,087   $ 458,022   $ 409,754
                                   =====================   =====================

SEE ACCOMPANYING NOTES.

                             HAMPSHIRE FUNDING, INC.

                       STATEMENTS OF STOCKHOLDER'S EQUITY
                                   (Unaudited)

                                                                                ACCUMULATED
                                                 ADDITIONAL                        OTHER
                                     COMMON       PAID-IN         RETAINED     COMPREHENSIVE
                                      STOCK       CAPITAL         EARNINGS         INCOME          TOTAL
                                   ----------    ----------    -------------   -------------   -------------
Balance at December 31, 2003       $   50,000    $  789,811    $   6,818,516   $   1,286,968   $   8,945,295

   Net income                                                        458,022                         458,022
   Change in unrealized loss on
   securities available for
   sale, net of tax of $186,985                                                     (347,258)       (347,258)
                                                               -------------   -------------   -------------
   Total comprehensive income                                        458,022        (347,258)        110,764
                                   ----------    ----------    -------------   -------------   -------------
Balance at June 30, 2004           $   50,000    $  789,811    $   7,276,538   $     939,710   $   9,056,059
                                   ==========    ==========    =============   =============   =============

Balance at December 31, 2002       $   50,000    $  789,811    $   5,909,333   $   1,158,076   $   7,907,220

   Net income                                                        409,754                         409,754
   Change in unrealized gain on
   securities available for
   sale, net of tax of $30,835                                                        57,266          57,266
                                                               -------------   -------------   -------------
  Total comprehensive income                                         409,754          57,266         467,020
                                   ----------    ----------    -------------   -------------   -------------
Balance at June 30, 2003           $   50,000    $  789,811    $   6,319,087   $   1,215,342   $   8,374,240
                                   ==========    ==========    =============   =============   =============

SEE ACCOMPANYING NOTES.

                             HAMPSHIRE FUNDING, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               SIX MONTHS ENDED JUNE 30,
                                                                  2004            2003
                                                             -----------------------------
CASH AND CASH EQUIVALENTS PROVIDED BY OPERATING ACTIVITIES   $     620,518   $    (491,929)

FINANCING ACTIVITIES
Proceeds from sale of collateral notes receivable                  766,118         940,362
Loans originated                                                  (806,440)       (987,612)
Proceeds from affiliated loan agreements                           261,596         172,677
                                                             -----------------------------
Net cash provided by financing activities                          221,274         125,427
                                                             -----------------------------

Increase (decrease) in cash and cash equivalents                   841,792        (366,502)

Cash and cash equivalents at beginning of period                 1,010,347       1,803,512
                                                             -----------------------------

Cash and cash equivalents at end of period                   $   1,852,139   $   1,437,010
                                                             =============================

SEE ACCOMPANYING NOTES.

                             HAMPSHIRE FUNDING, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE A. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

NOTE B. TERMINATION OF FINANCING AGREEMENT

On December 31, 1997, the Hampshire Funding, Inc. (the "Company") entered into a Receivables Purchase Agreement (the "Agreement") with Preferred Receivables Funding Corporation ("PREFCO"), a wholly owned subsidiary of Bank One, formerly First National Bank of Chicago, (the "Bank"). This Agreement provided for an initial purchase of the Company's collateral loans receivable by PREFCO in the amount of $52,994,767 and for ongoing periodic purchases. The Agreement renewed annually and was scheduled to renew again on July 21, 2004.

Over the life of the Agreement, cash flows related to the repayment of loans were used to satisfy the collateral loan receivables due to PREFCO. Since the collateral loan receivable due to PREFCO had declined to $3,686,674 as of June 30, 2004, the Company decided not to renew the Receivables Purchase Agreement. On July 9, 2004, the Company borrowed funds through its existing inter-company loan agreement with its parent, Jefferson-Pilot Corporation, paid PREFCO its outstanding collateral loan receivable balance, and terminated its Agreement.

The Company will continue to borrow funds from Jefferson-Pilot Corporation as needed for the purpose of funding future premium loans to participants until their stated maturity or termination date.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY PROFILE

Hampshire Funding, Inc. (the "Company") administers investment programs ("Programs") which coordinate the acquisition of mutual fund shares and insurance over a period of ten years. Under the Programs, Participants purchase life and health insurance from affiliated Insurance Companies and finance the premiums through a series of loans secured by mutual fund shares. Upon issuance of a policy by an Insurance Company, the Company makes a loan to the Participant in an amount equal to the selected premium mode. As each premium becomes due, if not paid in cash, a new loan equal to the next premium and administrative fee is made and added to the Participant's account indebtedness ("Account Indebtedness"). Thus, interest, as well as principal, is borrowed and mutual fund shares are pledged as collateral. The Program loan percentage rate charged to Participants was 7.00% on June 30, 2004. The aggregate value of all mutual fund shares pledged as collateral must be at least 150% of the Participant's total Account Indebtedness. If the value of the shares pledged to the Company declines below 130% of the Account Indebtedness, the Company will terminate the Programs and liquidate shares sufficient to repay the indebtedness.

Effective March 31, 1998, the Company discontinued the sale of Programs. The Company, however, will continue to make premium loans to current Participants and administer all Programs until their stated maturity or termination dates.

CRITICAL ACCOUNTING POLICIES

The financial statements are prepared in accordance with U.S. generally accepted accounting principles. The majority of assets and liabilities are financial in nature and the valuations of these assets and liabilities are critical to the financial position and results of operations. However, certain accounting policies are particularly important to the portrayal of the Company's financial position and results of operations, and require the Company's management to apply significant judgment; as a result are subject to an inherent degree of uncertainty. The fair value of retained interest on loan sales includes assumptions related to termination and discount rates. These assumptions involve a high degree of judgment by management and are subject to fluctuations based upon current market and economic conditions. On an on-going basis, management evaluates estimates and judgments based upon historical experience, which forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 1997, the Hampshire Funding, Inc. (the "Company") entered into a Receivables Purchase Agreement (the "Agreement") with Preferred Receivables Funding Corporation ("PREFCO"), a wholly owned subsidiary of Bank One, formerly First National Bank of Chicago, (the "Bank"). This Agreement provided for an initial purchase of the Company's collateral loans receivable by PREFCO in the amount of $52,994,767 and for ongoing periodic purchases. The Agreement renewed annually and was scheduled to renew again on July 21, 2004.

Over the life of the Agreement, cash flows related to the repayment of loans were used to satisfy the collateral loan receivables due to PREFCO. Since the collateral loan receivable due to PREFCO had declined to $3,686,674 as of June 30, 2004, the Company decided not to renew the Receivables Purchase Agreement. On July 9, 2004, the Company borrowed funds through its existing inter-company loan agreement with its parent, Jefferson-Pilot Corporation, paid PREFCO its outstanding collateral loan receivable balance, and terminated its Agreement.

The Company will continue to borrow funds from Jefferson-Pilot Corporation as needed for the purpose of funding future premium loans to participants until their stated maturity or termination date.

As of June 30, 2004, the Company had sold aggregate loans of $15,845,889 and has retained a subordinated interest and servicing rights in the assets transferred aggregating $12,423,133 at fair value. The cash flows related to the repayment of loans is first used to satisfy all principal and variable interest rate obligations due to PREFCO, investors or the Bank. The retained interest represents the fair value of the Company's future cash flows and obligations that it will receive after all investor obligations are met. The fair value of the Company's retained interest and servicing rights was $12,129,635 at December 31, 2003.

The Company is responsible for servicing, managing and collecting all receivables and loan repayments, monitoring the underlying collateral and reporting all activity to the Bank for which it receives an annual service fee (collected monthly in arrears) calculated as 2% of outstanding receivables. The Company received $60,920 and $140,882 in service fees for the six-months ended June 30, 2004 and 2003, respectively.

Employee services and office facilities are provided by JP Life under a Service Agreement with the Company. The Company pays JP Life a monthly fee (in arrears) for services in accordance with mutually agreed upon cost allocation methods, which the Companies believe reflect a proportional allocation of common expenses and are commensurate for the performance of its duties. The Company paid JP Life servicing expenses of $190,320 and $232,557 during the six-months ended June 30, 2004 and 2003, respectively.

The Company capitalizes the present value of expected service fee income in excess of the related costs to service the outstanding receivables.

As servicing agent for the loans sold, the Company collected loan prepayments of $2,454,285 for the six-months ended June 30, 2004 and $2,726,946 for the same period in 2003, which were paid to PREFCO (one month in arrears) to satisfy principal and variable interest obligation due. The Company originated new loans of $806,440 and $987,612 for the six-months ended June 30, 2004 and 2003, respectively, which were sold to PREFCO.

The Agreement includes a Performance Guarantee by Jefferson-Pilot Corporation that the Company will service the receivables sold and administer all aspects of the Programs in accordance with the terms and conditions of the Agreement. The Performance Guarantee contains restrictions on the debt of the Guarantor and the collateral value monitored by the Company.

During 1998, the Company entered into an intercompany loan agreement with Jefferson-Pilot Corporation whereby it may borrow funds for working capital needs at short-term interest rates. At June 30, 2004 the Company had borrowed $2,415,616 compared to $2,154,020 at December 31, 2003.

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

Working capital in the second quarter of 2004 and 2003 was provided by servicing fees from collateral loans sold, loans from Jefferson-Pilot Corporation and interest earned on investments.

The Company changed certain of its assumptions supporting the valuation of its interests retained from loan sales. Effective December 31, 2003, the Company had decreased its estimate of early terminations from 35% to 30% to better reflect the Company's actual experience.

RESULTS OF OPERATIONS

The Company concluded the three- and six-months ended June 30, 2004 with net income of $232,176 and $458,022, as compared to net income of $188,087 and $409,754 for the same period in 2003.

Total revenues for the three- and six-months ended June 30, 2004 were $398,000 and $769,074, versus $325,513 and $698,290 for the same period in 2003. The Company's revenues are derived from program fees; income on its retained interest in the loans sold to investors, and realized gains or losses. Although the Company's retained interest and income on its retained interest has grown over the past several years, this increase has been partially offset by realized losses in connection with the sale of loans and a decrease in program fees as the number of programs decline. Gains (or losses) for each sale of receivables are determined by allocating the carrying value of the receivables sold between the portion sold and the interest retained based on their relative fair value. The Company estimates the fair value of its retained interest based on the present value of future cash flows expected from the sold receivables.

Interest expense was $5,642 and $11,386 for the three- and six-months ended June 30, 2004, and $7,648 and $10,899 for the three- and six-months ended June 30, 2003. The average interest rates of 1.03% and 1.23% were paid on average outstanding loans due to affiliates of $2,191,554 and $1,762,153 for the six-months ended June 30, 2004 and 2003, respectively.

The Company receives fee income for continuing to service sold receivables. The Company capitalizes the present value of expected servicing fee income in excess of the related cost of servicing over the estimated life of the sold receivables.

Program fees include placement, administrative and termination fees as well as charges for special services. Program fees continue to decline as programs terminate and mature. As of June 30, 2004 and 2003 the number of Programs administered by the Company were 703 and 1,120, respectively.

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

       (b) Reports on Form 8-K

           No Reports on Form 8-K were filed by the Company during the quarter ended June 30, 2004.

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

August 5, 2004