Form 10-Q
period 2004-09-30
HAMPSHIRE FUNDING INC
filed 2004-11-12
CIK 205422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [no fee required]

For the transition period from                  to                 .

Commission file number  2-79192 .

HAMPSHIRE FUNDING, INC.

(Exact name of registrant as specified in its charter)

NEW HAMPSHIRE	02-0277842
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

ONE GRANITE PLACE, CONCORD, NEW HAMPSHIRE	03301
(Address of principal executive offices)	(Zip Code)

(603) 226-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒    NO ☐

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of October 1, 2004:  50,000 shares, all of which are owned by Jefferson-Pilot Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

The exhibit index appears on page 11

INDEX

Hampshire Funding, Inc.

Hampshire Funding, Inc.

Statements of Financial Condition

	September 30, 2004	December 31, 2003
	(Unaudited)	(Note A)
Assets
Cash and cash equivalents	$19,977	$1,010,347
Collateralized loans	14,843,070	—
Interests retained from loan sales, at fair value	—	11,711,462
Accrued interest receivable	436,866	—
Servicing asset (fair value approximates carrying value)	—	418,173
Other	—	21,916

Total assets	$15,299,913	$13,161,898

Liabilities and stockholder’s equity
Liabilities:
Due to parent	$5,619,296	$2,154,020
Due to affiliates	110,594	1,783,837
Accounts payable	—	224,875
Accrued expenses and other liabilities	303,091	53,871
Total liabilities	6,032,981	4,216,603

Stockholder’s equity:
Common stock, par value $1 per share; authorized
100,000 shares; issued and outstanding 50,000 shares	50,000	50,000
Additional paid-in capital	789,811	789,811
Retained earnings	8,427,121	6,818,516
Accumulated other comprehensive income	—	1,286,968
Total stockholder’s equity	9,266,932	8,945,295

Total liabilities and stockholder’s equity	$15,299,913	$13,161,898

See accompanying notes.

Hampshire Funding, Inc.

Statements of Income

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Operating revenues:
Loan sales and servicing	$—	$317,847	$702,050	$922,704
Interest	278,199	21,665	314,404	73,406
Program participant fees	9,848	14,672	40,667	56,364
	288,047	354,184	1,057,121	1,052,474
Operating expenses:
General and administrative	69,840	—	69,840	—
Interest on affiliate borrowings	20,147	4,924	31,533	15,823
	89,987	4,924	101,373	15,823

Income from operations	198,060	349,260	955,748	1,036,651

Realized gain on sale of retained interest	1,609,019	—	1,609,019	—

Income before federal income tax	1,807,079	349,260	2,564,767	1,036,651

Federal income tax expense	656,496	137,191	956,162	414,828

Net income	$1,150,583	$212,069	$1,608,605	$621,823

See accompanying notes.

Hampshire Funding, Inc.

Statements of Stockholder’s Equity

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2003	$50,000	$789,811	$6,818,516	$1,286,968	$8,945,295

Net income			1,608,605		1,608,605
Change in unrealized loss on securities available for sale, net of tax of $692,983				(1,286,968)	(1,286,968)
Total comprehensive income			1,608,605	(1,286,968)	321,637
Balance at September 30, 2004	$50,000	$789,811	$8,427,121	$0	$9,266,932

Balance at December 31, 2002	$50,000	$789,811	$5,909,333	$1,158,076	$7,907,220

Net income			621,823		621,823
Change in unrealized gain on securities available for sale, net of tax of $51,484				95,614	95,614
Total comprehensive income			621,823	95,614	717,437
Balance at September 30, 2003	$50,000	$789,811	$6,531,156	$1,253,690	$8,624,657

See accompanying notes.

Hampshire Funding, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2004	2003
Cash and cash equivalents used in operating activities	$(1,731,607)	$(825,557)

Investing Activities
Net decrease in collateralized loans	1,002,820	—
Purchase of collateralized loans from PREFCO	(3,686,537)	—
Net cash used in investing activities	(2,683,717)	—

Financing activities
Net increase in borrowings from affiliated loan agreements	3,465,276	116,473
Proceeds from sales of collateral loans receivable	766,118	1,334,482
Loans originated	(806,440)	(1,404,719)
Net cash provided by financing activities	3,424,954	46,236

Net decrease in cash and cash equivalents	(990,370)	(779,321)

Cash and cash equivalents at beginning of period	1,010,347	1,803,512

Cash and cash equivalents at end of period	$19,977	$1,024,191

See accompanying notes.

Hampshire Funding, Inc.

Notes to Unaudited Condensed Financial Statements

September 30, 2004

Note A.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three- and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Note B. Termination of Financing Agreement

On December 31, 1997, the Hampshire Funding, Inc. (the “Company”) entered into a Receivables Purchase Agreement (the “Agreement”) with Preferred Receivables Funding Corporation (“PREFCO”), a wholly owned subsidiary of Bank One, formerly First National Bank of Chicago,  (the “Bank”).  This Agreement provided for an initial purchase of the Company’s collateral loans receivable by PREFCO in the amount of $52,994,767 and for ongoing periodic purchases.  The Agreement renewed annually and was scheduled to renew again on July 21, 2004.

Over the life of the Agreement, cash flows related to the repayment of loans were used to satisfy the collateral loan receivables due to PREFCO.  The collateral loan receivable due to PREFCO had declined to $3,686,674 as of June 30, 2004.  On July 9, 2004, the Company elected not to extend the Receivable Purchase Agreement.  Upon termination of the agreement, the Company borrowed funds through its existing inter-company loan agreement with its parent Jefferson-Pilot Corporation and paid PREFCO its outstanding collateral loan receivable balance of $3,686,537, net of a $137 interest payment.  The Company realized a gain of $1,609,019 upon termination of the securitized receivable with PREFCO, based on an estimated fair market value of $12,423,133 as compared to a cost basis of $10,977,426.

The Company will continue to borrow funds from Jefferson-Pilot Corporation as needed for the purpose of funding future premium loans to participants until their stated maturity or termination date.

Note C.  Accounting Policy — Collateralized Loans

The Company finances premiums for policyholders who have purchased life insurance policies.  Policyholders pledge collateral, consisting of mutual fund shares, which must be at least 150% of the premium and fees owed to the Company.  Interest income is accrued on the unpaid principal balance.

PART I - FINANCIAL INFORMATION (continued)

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Profile

Hampshire Funding, Inc. (the “Company”) administers investment programs (“Programs”) which coordinate the acquisition of mutual fund shares and insurance over a period of ten years.  Under the Programs, Participants purchase life and health insurance from affiliated Insurance Companies and finance the premiums through a series of loans secured by mutual fund shares. Upon issuance of a policy by an Insurance Company, the Company makes a loan to the Participant in an amount equal to the selected premium mode.  As each premium becomes due, if not paid in cash, a new loan equal to the next premium and administrative fee is made and added to the Participant’s account indebtedness (“Account Indebtedness”). Thus, interest, as well as principal, is borrowed and mutual fund shares are pledged as collateral.  The Program loan percentage rate charged to Participants was 7.75% on September 30, 2004. The aggregate value of all mutual fund shares pledged as collateral must be at least 150% of the Participant’s total Account Indebtedness.  If the value of the shares pledged to the Company declines below 130% of the Account Indebtedness, the Company will terminate the Programs and liquidate shares sufficient to repay the indebtedness.

Effective March 31, 1998, the Company discontinued the sale of Programs.  The Company, however, will continue to make premium loans to current Participants and administer all Programs until their stated maturity or termination dates.

Critical Accounting Policies

The financial statements are prepared in accordance with U.S. generally accepted accounting principles.  The majority of assets and liabilities are financial in nature and the valuations of these assets and liabilities are critical to the financial position and results of operations.  However, certain accounting policies are particularly important to the portrayal of the Company’s financial position and results of operations, and require the Company’s management to apply significant judgment; as a result are subject to an inherent degree of uncertainty.  The fair value of retained interest on loan sales through June 30, 2004 included assumptions related to termination and discount rates.  These assumptions involved a high degree of judgment by management and are subject to fluctuations based upon current market and economic conditions.  On an on-going basis, management evaluates estimates and judgments based upon historical experience, which forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Liquidity and Capital Resources

On December 31, 1997, the Hampshire Funding, Inc. (the “Company”) entered into a Receivables Purchase Agreement (the “Agreement”) with Preferred Receivables Funding Corporation (“PREFCO”), a wholly owned subsidiary of Bank One, formerly First National Bank of Chicago,  (the “Bank”).  This Agreement provided for an initial purchase of the Company’s collateral loans receivable by PREFCO in the amount of $52,994,767 and for ongoing periodic purchases.  As PREFCO purchased collateral loans, the Company retained 5% of each loan sold, interest- only strips and servicing rights which are reported on the Statement of Financial Condition (Page 3) as “Interests retained from loan sales, at fair value” and “Servicing assets”. The Agreement renewed annually and was scheduled to renew again on July 21, 2004.

Over the life of the Agreement, cash flows related to the repayment of loans were used to satisfy the collateral loan receivables due to PREFCO.  Since the collateral loan receivable due to PREFCO had declined to $3,686,674 as of June 30, 2004, the Company elected not to extend the Receivables Purchase Agreement.  On July 9, 2004, the Company borrowed funds through its existing inter-company loan agreement with its parent, Jefferson-Pilot Corporation, paid PREFCO its outstanding collateral loan receivable balance, and terminated its Agreement.  As a result, the Company extinguished its securitized receivable and will report its remaining receivables as collateral loans going forward.  See Note B to the unaudited condensed financial statements for further discussion related to the termination.  The Company will continue to borrow funds from Jefferson-Pilot Corporation as needed for the purpose of funding future premium loans to participants until their stated maturity or termination date.

At December 31, 2003, the fair value of the Company’s retained interest and servicing rights was $12,129,635.  The retained interest represented the fair value of the Company’s future cash flows and obligations that it would have received after all PREFCO obligations were met.   On July 9, 2004, the Company terminated its Agreement with PREFCO and purchased PREFCO’s remaining receivable balance of $3,686,537 and re-established it collateral loan receivable. The Company’s Collateralized loans receivable from Participants is $14,843,070 at September 30, 2004.

The Company is responsible for servicing, managing and collecting all receivables and loan repayments and monitoring the underlying collateral.  Prior to July 9, 2004, all activity was reported to the Bank for which it received an annual service fee (collected monthly in arrears) calculated as 2% of outstanding receivables.  The Company received $60,920 in service fees for the period January 1 through July 9, 2004.  For the period July 10 through September 30, 2004 the Company earned collateral loan interest of $278,199.  For the nine months ended September 30, 2003, the Company received $195,301 in service fees.

Employee services and office facilities are provided by JP Life under a Service Agreement with the Company.  The Company pays JP Life a monthly fee (in arrears) for services in accordance with mutually agreed upon cost allocation methods, which the Companies believe reflect a proportional allocation of common expenses and are commensurate for the performance of its duties.  The Company paid JP Life servicing expenses of $254,122 and $327,397 during the nine-months ended September 30, 2004 and 2003, respectively.

During 1998, the Company entered into an intercompany loan agreement with Jefferson-Pilot Corporation whereby it may borrow funds for working capital needs at short-term interest rates.  At September 30, 2004 the Company had borrowed $5,619,296 compared to $2,154,020 at December 31, 2003.  The 2004 balance includes $3,686,537 that was used to extinguish the purchased receivable with PREFCO.

The continuance of the Program is dependent upon the Company’s ability to borrow funds from Jefferson-Pilot Corporation or provide for the financing of insurance premiums for Participants.  The Company expects that it will be able to continue to borrow funds through its existing inter-company loan agreement with Jefferson Pilot for the foreseeable future.

If the Company is unable to borrow funds in the future for the purpose of financing loans to Participants for the payment of insurance premiums, the Programs may be subject to termination.

The Company’s liabilities include amounts due to affiliates for premium loans, due to parent, and due to JP Life for expense reimbursements.

Working capital in the third quarter of 2004 was provided by loan proceeds from Jefferson-Pilot Corporation, Program loan repayments, administrative fees, and interest earned on investments.  Working capital in the third quarter of 2003 was provided by servicing fees from collateral loans sold, loans from Jefferson-Pilot Corporation, and interest earned on investments.

Results of Operations

Total operating revenues for the three- and nine-months ended September 30, 2004 were $288,047 and  $1,057,121 versus $354,184 and $1,052,474 for the same period in 2003. Prior to July 9, 2004, the Company’s revenues were derived from income on its retained interest in the loans sold to investors.  Subsequent to termination of the Agreement, the Company’s revenues were derived from interest income on collateralized loans and program fees. Program fees include placement, administrative and termination fees as well as charges for special services.  Program fees continue to decline as programs terminate and mature.  As of September 30, 2004 and 2003 the number of Programs administered by the Company was 638 and 1,016, respectively.

General and administrative expenses were $69,840 for the three- and nine-months ended September 30, 2004.  In prior periods, these expenses were included in the securitization model as a component of the fair value of the retained interest.  Interest expense was $20,147 and $31,533 for the three- and nine-months ended September 30, 2004, and $4,924 and $15,823 for the same periods in 2003.  The average interest rates of 1.17% and 1.17% were paid on average outstanding loans due to affiliates of $3,274,606 and  $1,796,517 for the nine-months ended September 30, 2004 and 2003, respectively.

On July 9, 2004, the Company realized a gain of $1,609,019 upon termination of its agreement with PREFCO which approximated the difference between the fair market value and carrying cost of its retained interest.  The Company had estimated the fair value of its retained interest based on the present value of future cash flows expected from the sold receivables.

Item 3 - Quantitative and Qualitative Disclosure of Market Risk

Not required because Hampshire Funding,  Inc. qualifies as a small business issuer under Regulation S-B.

Item 4 - Controls and Procedures

Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-15.  Based upon that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date we carried out this evaluation.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings — None

Item 2 - Changes in Securities and Use of Proceeds — None

Item 3 - Defaults upon Senior Securities  — Not Applicable

Item 4 - Submission of Matters to Vote of Security Holders — None

Item 5 - Other Information  — None

Item 6 - Exhibits and Reports on Form 8-K.

(a)	Exhibits —	Exhibit 31:	Chief Financial Officer Certifications Under Section 302 of Sarbanes-Oxley Act of 2002
		Exhibit 32:	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

No Reports on Form 8-K were filed by the Company during the quarter ended September 30, 2004.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAMPSHIRE FUNDING, INC.

/s/ John A. Weston
John A. Weston Treasurer

November 11, 2004