Form 10-K
period 2004-12-31
HAMPSHIRE FUNDING INC
filed 2005-03-28
CIK 205422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [fee required]
 For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days
YES ☒ NO ☐

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. NONE

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of March 18, 2005: 50,000 shares, all of which are owned by Jefferson-Pilot Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

The total number of pages, including exhibits, is 29 and the exhibit index appears on pages 23 through 25.

PART I

Item 1 - Business

(a)	General Development of Business

Hampshire Funding, Inc. ("the Company") was incorporated in the State of New Hampshire on December 8, 1969. It is a wholly owned subsidiary of Jefferson-Pilot Corporation.

The Company, in affiliation with Jefferson Pilot Financial Insurance Company, Jefferson Pilot LifeAmerica Insurance Company (collectively "Insurance Companies") and Jefferson Pilot Securities Corporation (the "Broker-Dealer"), a member of the National Association of Securities Dealers, Inc. ("NASD"), has primarily been engaged in the offering and administration of programs which coordinate the acquisition of mutual fund shares and life or health insurance (the "Programs"). The Programs were intended, in part, to augment the sales activities of the Broker-Dealer and the Insurance Companies.

Effective March 31, 1998, the Company discontinued offering its Programs for sale. The Company continues, however, to extend premium loans to current program participants (Participants) until their stated maturity or termination date.

(b)	Financial Information About Industry Segments

The Company has one reportable segment as described in (c). Revenues, operating profit and loss, and identifiable assets for the five years ended December 31, 2004, are included in Item 6 - Selected Financial Data and Item 8 - Financial Statements and Supplementary Data.

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

On December 31, 1997, Hampshire Funding, Inc. entered into a Receivables Purchase Agreement (the “Agreement”) with Preferred Receivables Funding Corporation (“PREFCO”), a wholly-owned subsidiary of Bank One, formerly First National Bank of Chicago, (the “Bank”). The Agreement provided for an initial purchase of the Company’s collateral loans receivable by PREFCO in the amount of $52,994,767 and for ongoing periodic purchases. As PREFCO purchased collateral loans, the Company retained 5% of each loan sold, interest- only strips and servicing rights which are reported on the Statement of Financial Condition as of December 31, 2003 as "Interests retained from loan sales, at fair value" and "Servicing asset". Over the life of the Agreement, cash flows related to the repayment of loans were used to satisfy the collateral loan receivables due to PREFCO.

(c)	Narrative Description of Business (continued)

On July 9, 2004, the Company terminated its Agreement with PREFCO. The Company borrowed funds through its existing inter-company agreement with its parent, Jefferson-Pilot Corporation, and purchased PREFCO's remaining receivable balance of $3,686,537 and re-established its collateral loan receivable. The Company's Collateralized loans receivable from Participants is $12,303,907 at December 31, 2004.

Revenues for 2004 include the realized gain received upon termination of the company’s Agreement with PREFCO, gain on sales of loans and servicing, interest on collateral loans, interest income on securities, and Program participant fees. For the years ended December 31, 2004, 2003 and 2002 such revenues were as follows:

	2004	2003	2002

Loan sales and servicing	$702,050	$1,229,181	$1,001,538
Realized gain on sale of retained interest	1,609,019	-	-
Interest on collateralized loans	561,935	79,531	127,135
Interest on cash sweep account	8,683	13,787	31,246
Program participant fees	53,438	73,238	116,446

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

The insurance agents who sold the Company’s Programs are subject to the oversight and regulation of the insurance department of each jurisdiction where they are licensed. In addition, only those agents who are registered representatives of broker-dealers sold Programs; thus the insurance agents are also subject to supervision and regulation of the NASD and securities department of each jurisdiction where they are licensed.

Dependence Upon a Single or a Few Customers

Given the Company’s decision to discontinue the sale of its programs, the dependence upon a single or few customers is not applicable. Historically, the Company was not dependent upon a single or few customers.

 Competition

Competition is no longer a factor since the Company no longer offers Programs for sale. Historically the Company faced limited competition in the sale of Programs, as the number of companies offering plans similar to the Programs was quite small.

Employees

The Company has no paid employees. Jefferson Pilot Life Insurance Company (“JP Life”), a wholly-owned subsidiary of Jefferson-Pilot Corporation, provides employee and office services, as well as certain operating assets, to the Company and its affiliates. JP Life employs all of the personnel who perform business functions for the Company. JP Life believes that its relationship with employees is good.

(d)	Financial Information About Geographic Areas

All sales and operations of the Company are conducted within the United States.

(e)	Available information

The Company’s annual report on Form 10-K and quarterly reports on Form 10-Q were filed or furnished pursuant to Section 12(a) or 15(d) of the Securities Exchange Act of 1934. The Company’s filings may be read or copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

Item 3 - Legal Proceedings

The Company may become involved from time to time with legal proceedings arising out of the ordinary course of its business. For the year ended December 31, 2004, the Company was not involved in any material legal proceedings.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of 2004 to a vote of security holders.

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

(d)    Securities authorized for issuance under equity compensation plans: NONE

Item 6 - Selected Financial Data
Selected Results of Operations
Data: Year Ended December 31,	2004	2003	2002	2001	2000

Total Revenue	$1,326,106	$1,395,737	$1,276,365	$1,381,208	$1,331,426

Net Income	$1,728,842	$909,183	$749,206	$754,870	$714,883

Dividends Per Common share	$--	$--	$--	$--	$--

Selected Balance Sheet Data:
December 31,	2004	2003	2002	2001	2000

Total Assets	$12,936,533	$13,161,898	$12,380,560	$10,369,594	$8,385,285

Stockholder’s Equity	$9,387,169	$8,945,295	$7,907,220	$6,510,371	$5,176,959

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Profile

The Company administers investment programs (the "Programs") which coordinate the acquisition of mutual fund shares and insurance over a period of ten years. Under the Programs, Participants purchase life and health insurance from affiliated Insurance Companies and finance the premiums through a series of loans secured by mutual fund shares. Upon issuance of a policy by an Insurance Company, the Company makes a loan to the Participant in an amount equal to the selected premium mode. As each premium becomes due, if not paid in cash, a new loan equal to the next premium and administrative fee is made and added to the Participant's account indebtedness ("Account Indebtedness"). Thus, interest, as well as principal, is borrowed and mutual fund shares are pledged as collateral. The Program loan percentage rate charged to Participants was 8.25% on December 31, 2004. The aggregate value of all mutual fund shares pledged as collateral must be at least 150% of the Participant's total Account Indebtedness. If the value of the shares pledged to the Company declines below 130% of the Account Indebtedness, the Company will terminate the Programs and liquidate shares sufficient to repay the indebtedness.

Effective March 31, 1998, the Company discontinued the sale of Programs. The Company, however, will continue to make premium loans to current Participants and administer all Programs until their stated maturity or termination dates.

Critical Accounting Policies

The financial statements are prepared in accordance with U.S. generally accepted accounting principles. The Company’s significant accounting policies are more fully described in Note 1 to the financial statements. The majority of assets and liabilities are financial in nature and the valuations of these assets and liabilities are critical to the financial position and results of operations. However, certain accounting policies are particularly important to the portrayal of the Company’s financial position and results of operations, and require the Company’s management to apply significant judgment; as a result are subject to an inherent degree of uncertainty. At December 31, 2003, the fair value of retained interest on loan sales included assumptions related to termination and discount rates. These assumptions involve a high degree of judgment by management and are subject to fluctuations based upon current market and economic conditions. Management evaluated estimates and judgments based upon historical experience, which formed the basis for making judgments about the carrying values of assets and liabilities that were not readily apparent from other sources.

Liquidity and Capital Resources

In 1998 the Company entered into an intercompany loan agreement with Jefferson-Pilot Corporation whereby it may borrow funds for working capital needs at short-term interest rates. At December 31, 2004 the company had borrowed $3,201,853 compared to $2,154,020 at December 31, 2003. The 2004 balance includes $3,686,537 that was used to extinguish the purchased receivable with PREFCO.

The continuance of the Program is dependent upon the Company's ability to borrow funds or provide for the financing of insurance premiums for Participants. The Company expects that it will be able to continue to borrow funds through its existing inter-company loan agreement with Jefferson-Pilot for the foreseeable future.

If the Company is unable to borrow funds in the future for the purpose of financing loans to Participants for the payment of insurance premiums, the Programs may be subject to termination.

The Company’s liabilities include amounts due to affiliates for premium loans, due to parent, and due to JP Life for expense reimbursements. Working capital in the third and fourth quarters of 2004 was provided by loan proceeds from Jefferson-Pilot Corporation, Program loan repayments, administrative fees, and interest earned on investments. Working capital through June 30, 2004 and December 31, 2003 and 2002 was provided by servicing fees from collateral loans sold, loans from Jefferson-Pilot Corporation, and interest earned on investments.

Results of Operations

The Company concluded the year ended December 31, 2004 with net income of $1,728,842 as compared to net income of $909,183 in 2003, and $749,206 in 2002.

On July 9, 2004, the Company realized a gain of $1,609,019 upon termination of its agreement with PREFCO which represented the difference between the fair market value and carrying cost of its retained interest. The Company had estimated the fair value of its retained interest based on the present value of future cash flows expected from the sold receivables.

Total revenues through December 31, 2004 were $1,326,106 versus $1,395,737 in 2003 and $1,276,365 in 2002. Prior to July 9, 2004, the Company's revenues were derived from income on its retained interest in the loans sold to investors and program fees. Subsequent to termination of the Agreement, the Company's revenues were derived from interest income on collateralized loans and program fees. Program fees include placement, administrative and termination fees as well as charges for special services. Program fees continue to decline as programs terminate and mature. As of December 31, 2004, 2003, and 2002 the number of Programs administered by the Company was 541, 916, and 1,406, respectively.

The Company is responsible for servicing, managing and collecting all receivables and loan repayments and monitoring the underlying collateral. Prior to July 9, 2004, all activity was reported to the Bank for which it received an annual service fee (collected monthly in arrears) calculated as 2% of outstanding receivables. The Company received $60,920 in service fees for the period January 1 through July 9, 2004. The Company received $238,455 and $500,969 in service fees during 2003 and 2002, respectively. The service fee was eliminated upon termination of the Agreement.

Results of Operations (continued)

Interest expense was $51,475, $21,585, and $14,524 for the years ended December 31, 2004, 2003, and 2002, respectively. The weighted average interest rates of 1.37%, 1.14%, and 1.70% were paid on average outstanding loans due to affiliates of $3,458,614, $1,887,420, and $863,434 in 2004, 2003, and 2002, respectively.

Employee services and office facilities are provided by JP Life under a Service Agreement with the Company. The Company pays JP Life a monthly fee (in arrears) for services in accordance with mutually agreed upon cost allocation methods, which the Companies believe reflect a proportional allocation of common expenses and are commensurate for the performance of its duties. The Company paid JP Life servicing expenses of $337,960, $461,870, and $515,624 during 2004, 2003, and 2002.

Prior to July 9, 2004, the Company capitalized the present value of expected service fee income in excess of related servicing expenses, which was reported as a Servicing Asset. Subsequent to July 9, 2004, the Company’s allocation of expenses of $140,478 are reported as Administrative expenses.

Income tax expense was $1,014,330, $464,969, and $512,635 for the years ended December 31, 2004, 2003, and 2002, respectively. The effective tax rate, representing a blend of federal and state income tax rates, was 37.44%, 39.17%, and 40.62% for the years ended December 2004, 2003, and 2002, respectively.

Item 8 - Financial Statements and Supplementary Data

The financial statements included herein are listed in the following index.

All schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, and the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Hampshire Funding, Inc.

We have audited the accompanying statements of financial condition of Hampshire Funding, Inc. as of December 31, 2004 and 2003, and the related statements of income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hampshire Funding, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

Ernst & Young LLP

Boston, Massachusetts
March 18, 2005

Hampshire Funding, Inc.

Statements of Financial Condition

	December 31
	2004	2003
Assets
Cash and cash equivalents	$194,347	$1,010,347
Collateralized loans	12,303,907	-
Interests retained from loan sales, at fair value	-	11,711,462
Servicing asset (fair value approximates carrying value)	-	418,173
Accrued interest receivable	416,296	-
Other	21,983	21,916

Total assets	$12,936,533	$13,161,898

Liabilities and stockholder's equity
Liabilities:
Due to parent	$3,201,853	$2,154,020
Due to affiliates	26,704	1,783,837
Accounts payable	-	224,875
Accrued expenses and other liabilities	320,807	53,871
Total liabilities	3,549,364	4,216,603

Stockholder's equity:
Common stock, par value $1 per share; authorized
100,000 shares; issued and outstanding 50,000 shares	50,000	50,000
Additional paid-in capital	789,811	789,811
Retained earnings	8,547,358	6,818,516
Accumulated other comprehensive income	-	1,286,968
Total stockholder's equity	9,387,169	8,945,295

Total liabilities and stockholder's equity	$12,936,533	$13,161,898

See accompanying notes.

Hampshire Funding, Inc.

Statements of Income

	Year ended December 31
	2004	2003	2002
Revenues:
Loan sales and servicing	$702,050	$1,229,181	$1,001,538
Interest on collateralized loans	561,935	79,531	127,135
Program participant fees	53,438	73,238	116,446
Interest on cash sweep account	8,683	13,787	31,246
	1,326,106	1,395,737	1,276,365

Operating expenses:
Interest on affiliate borrowings	51,475	21,585	14,524
Administrative expenses	140,478	-	-
	191,953	21,585	14,524

Income from operations	1,134,153	1,374,152	1,261,841
Realized gain on sale of retained interest	1,609,019	-	-
Income before income taxes	2,743,172	1,374,152	1,261,841

Income tax expense	1,014,330	464,969	512,635

Net income	$1,728,842	$909,183	$749,206

See accompanying notes.

Hampshire Funding, Inc.

Statements of Stockholder’s Equity

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2001	$50,000	$789,811	$5,160,127	$510,433	$6,510,371

Net income			749,206		749,206
Change in unrealized gain on securities available for sale, net of tax of $348,732				647,643	647,643
Total comprehensive income			749,206	647,643	1,396,849
Balance at December 31, 2002	50,000	789,811	5,909,333	1,158,076	7,907,220

Net income			909,183		909,183
Change in unrealized gain on securities available for sale, net of tax of $69,402				128,892	128,892
Total comprehensive income			909,183	128,892	1,038,075
Balance at December 31, 2003	50,000	789,811	6,818,516	1,286,968	8,945,295

Net income			1,728,842		1,728,842
Change in unrealized gain on securities available for sale, net of tax of $692,983				(1,286,968)	(1,286,968)
Total comprehensive income			1,728,842	(1,286,968)	441,874
Balance at December 31, 2004	$50,000	$789,811	$8,547,358	$-	$9,387,169

See accompanying notes

Hampshire Funding, Inc.

Statements of Cash Flows

	Year ended December 31
	2004	2003	2002
Operating activities
Net income	$1,728,842	$909,183	$749,206
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred charge	-	29,203	58,407
Deferred tax expense (benefit)	608,011	91,739	(195,114)
Realized gain on sale of retained interest	(1,609,019)	-	-
Loss on sales of loans	-	69,518	26,257
Decrease in fair value of servicing asset	(29,719)	(110,643)	(94,651)
Increase in interest receivable	(416,296)	-	-
(Decrease) increase in due to affiliates	(1,005,399)	62,286	(169,010)
(Decrease) increase in accounts payable	(224,875)	(775,385)	139,048
Other, net	(730,502)	(1,429,184)	(1,126,567)
Net cash used in operating activities	(1,678,957)	(1,153,283)	(612,424)

Investing activities
Cash flows from investing activities
Net decrease in collateralized loans	3,541,983	-	-
Purchase of collateral loans from PREFCO	(3,686,537)	-	-
Net cash used in investing activities	(144,554)	-	-

Financing activities
Net increase in due to parent	1,047,833	454,922	853,527
Proceeds from sale of collateral notes receivable	766,118	1,801,282	2,992,399
Loans originated	(806,440)	(1,896,086)	(3,149,894)
Net cash provided by financing activities	1,007,511	360,118	696,032

Net (decrease) increase in cash and cash equivalents	(816,000)	(793,165)	83,608

Cash and cash equivalents at beginning of year	1,010,347	1,803,512	1,719,904

Cash and cash equivalents at end of year	$194,347	$1,010,347	$1,803,512

    Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$51,475	$21,585	$14,524
Income taxes	258,784	473,197	752,574

    See accompanying notes.

Hampshire Funding, Inc.

Notes to Financial Statements

December 31, 2004

1. Accounting Policies

Organization

Hampshire Funding, Inc. (the “Company”), a wholly-owned subsidiary of Jefferson-Pilot Corporation, administers programs that coordinate the acquisition of mutual fund shares and insurance (“Programs”). Under the Programs, insurance premiums are paid by current program participants (“Participants”) through a series of loans from the Company and secured by Participant’s ownership of mutual fund shares. The objective of a Program is the utilization of the appreciation, if any, in the value of the mutual fund shares and the reinvestment of dividends or capital gain distributions thereon to aid in offsetting the principal and accumulated interest on the loans. All Programs are ten years in length and no payments are due until Programs are terminated or mature.

Effective March 31, 1998 the Company discontinued the sale of these Programs. The Company continues, however, to extend premium loans to current Participants and administer Programs until their stated maturity or termination date.

Affiliates of the Company include Jefferson Pilot Financial Insurance Company (“Jefferson Pilot Financial”) and Jefferson Pilot LifeAmerica Insurance Company. Other affiliates of the Company include Jefferson Pilot Investment Advisory Corporation, and Jefferson Pilot Securities Corporation, which are also 100% owned by Jefferson-Pilot Corporation.

The Company administers Programs whereby Participants obtain life insurance coverage solely from Jefferson Pilot Financial and Jefferson Pilot LifeAmerica. Under the Programs, insurance premiums are paid by Participants through a series of loans from the Company. Loans to Participants are secured by Participant’s ownership in mutual fund shares.

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit at financial institutions.

Collateralized Loans

The Company finances premiums for policyholders who have purchased life insurance policies. The fair value of a Participant’s pledged mutual fund shares must exceed 150% of the total loan balance plus accrued interest (“Participant’s Total Account Indebtedness”). If the value of the shares pledged declines below 130% of the Participant’s Total Account Indebtedness, the Company will terminate the Program and liquidate shares sufficient to repay the Indebtedness. Interest income is accrued on the unpaid principal balance.

Program Loan Sales

When the Company sold program loans, it retained interest-only strips, servicing rights and 5% of each loan sold, all of which were retained interests in the securitized receivables. Gain or loss on sale of the receivables depended in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. However, quotes are generally not available for retained interest, so the Company generally estimated fair value based on the present value of future expected cash flows estimated using management’s best estimates of the key assumptions - termination and discount rates commensurate with the risks involved.

Servicing Asset

The Company received fee income for continuing to service sold receivables equal to 2% of outstanding receivables. The Company capitalized the present value of expected servicing fee income in excess of the related cost of servicing over the estimated life of the sold receivables (net servicing income). To the extent that net servicing income varied from management’s estimates, the servicing asset may amortize faster or slower than anticipated. The asset was evaluated for impairment based upon the fair value of the rights as compared to amortized cost. The asset would be considered impaired to the extent that estimated fair value was less than amortized cost at the balance sheet date.

No adjustment for impairment or additional obligation with respect to capitalized servicing rights has been recorded by the Company.

Recognition of Revenues

Interest on assets retained from loan sales, and administrative fees charged to Participants for establishing and maintaining Programs are recognized as revenue when earned.

2. Termination of Financing Agreement

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

The collateral loan receivable due to PREFCO had declined to $3,686,674 as of June 30, 2004. Accordingly, on July 9, 2004, the Company elected not to extend the Agreement. Upon termination of the Agreement, the Company borrowed funds through its existing inter-company loan agreement with its parent Jefferson-Pilot Corporation and paid PREFCO its outstanding collateral loan receivable balance of $3,686,537, net of a $137 interest payment. The Company realized a gain of $1,609,019 upon termination of the securitized receivable with PREFCO, based on an estimated fair market value of $12,423,133 as compared to a cost basis of $10,977,426.

3. Sale of Collateral Notes Receivable Portfolio

Until termination of the Agreement, the Company sold program loans in securitization transactions, and in each case the Company retained servicing responsibilities and subordinated interests. The Company received annual servicing fees of 2% of the outstanding balance and rights to future cash flows arising after the purchaser of the loans had received the return for which they contracted. The investor in the loans had no recourse to the Company’s other assets for failure of debtors to pay when due. The Company’s retained interests were subordinate to the investor’s interests. Their value was subject to credit and prepayment risks on the transferred financial assets, although the loans were fully secured by shares in mutual funds.

3. Sale of Collateral Notes Receivable Portfolio (continued)

At December 31, 2003, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate adverse changes in those assumptions were as follows:

Carrying Amount/fair value of retained interests	$11,711,462
Weighted-average life	0.7 years

Termination rate assumption (annual)	30%
Rate increases to 35%	$101,257
Rate increases to 40%	$195,383
Rate increases to 45%	$285,454

Residual cash flows discount rate (annual)	15%
Rate increases to 17%	$(378,661)
Rate increases to 19%	$(740,473)

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

At July 9, 2004, the outstanding balance of loans sold by the Company under the Agreement was $15,845,889 compared to $19,127,070 in 2003. The Company received gross servicing income of $60,920 for the period January 1 through July 9, 2004. The Company received $238,455, and $500,969, for the years ended December 31, 2003, and 2002, respectively.

4. Interest Retained from Receivable Sales, net

The amortized cost and gross unrealized gains and losses and estimated fair value of retained interests in loan sales at December 31, 2003 are shown below. Expected maturities may differ from contractual maturities as the Programs underlying the securities may be terminated prior to contractual maturity.

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Residual principal certificates due five years through ten years	$3,032,510	$2,795,896	$-	$5,828,406

Interest-only strip receivables due five years through ten years	6,699,002	-	(815,946)	5,883,056
	$9,731,512	$2,795,896	$(815,946)	$11,711,462

Residual principal represents a 5% undivided interest in the receivables and capitalized interest sold by the Company at the time of each sale. As the sold principal is fully amortized prior to amortization of the retained principal, the Company’s undivided interest may not represent 5% of the total outstanding receivables subsequent to the date of each sale.

Interest-only strip receivables represent the Company’s right to interest in excess of the sum paid to the purchaser of the loans.

All of the interests retained were subordinated to the payment of principal and permitted interest to the bank-sponsored commercial paper conduit, and are initially recorded at their respective fair values. As permitted by the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classified interests retained as available-for-sale securities. As a result, unrealized gain and unrealized losses not deemed to be other-than-temporary were included in comprehensive income as a separate component of stockholder’s equity.

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

Significant components of income tax expense (benefit) for the years ended December 31, were as follows:

	2004	2003	2002
Current:
Federal	$346,119	$253,339	$564,388
State	60,200	119,891	143,361
Total current	406,319	373,230	707,749

Deferred:
Federal	564,842	75,685	(160,969)
State	43,169	16,054	(34,145)
Total deferred	608,011	91,739	(195,114)

	$1,014,330	$464,969	$512,635

A reconciliation of the blended federal and state statutory income tax rates to the Company’s effective income tax expense for the years ended December 31 is as follows:

	2004	2003	2002
Income before income taxes	$2,743,172	$1,374,152	$1,261,841
Blended statutory federal and state rates	37.44%	39.17%	40.62%
Tax at blended statutory rates	1,027,183	538,297	512,635
Foreign tax credits	(12,853)	(73,328)	-
Effective income tax	$1,014,330	$464,969	$512,635

Deferred tax assets (liabilities) were comprised of the following at December 31, 2003:

Impact of loan sales	$608,011
Unrealized gain on securities available for sale	(692,982)
$(84,971)

Net deferred liabilities are included with other assets in the statement of financial condition.

6. Transactions with Affiliates

In 1998, the Company entered into an intercompany loan agreement with Jefferson-Pilot Corporation whereby the Company may borrow funds for working capital needs at short-term interest rates. The weighted average interest rate for the intercompany borrowings was 1.37%, 1.14%, and 1.70% for the years ended December 31, 2004, 2003, and 2002, respectively. At December 31, 2004 and 2003, the Company had borrowed $3,201,853 and $2,154,020, respectively.

The Programs, and most mutual fund shares offered in conjunction with the Programs, are sold through Jefferson Pilot Securities Corporation, a registered broker-dealer.

6. Transactions with Affiliates (continued)

Substantially all general and administrative expenses are allocated to the Company by JP Life in accordance with mutually agreed upon cost allocation methods that the Company and JP Life believe reflect a proportional allocation of common expenses and which are commensurate for the performance of the applicable duties. The Company did not allocate any expenses related to the servicing asset for 2004 and 2003. For the year ended December 31, 2002, the Company’s portion of allocated expenses related to the servicing asset were $16,254. These expenses are included in the calculation of the expected cash flows for purposes of determining income related to programs sales, therefore are not shown as expenses in the statements of income.

Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable

PART III

Item 10 - Directors and Executive Officers of the Registrant

The following sets forth information relating to Directors and Executive Officers of the Company as of December 31, 2003.

Name(1)	Age	Position(2)

Ronald R. Angarella	46	Chairman, CEO, and Director
David K. Booth	41	President and Director
John C. Ingram	60	Director
John A. Weston	45	Treasurer
Russell C. Simpson	49	Vice President and Chief Financial Officer
David Armstrong	35	Vice President
Charles C. Cornelio	45	Vice President
Carol R. Hardiman	50	Vice President
Robert A. Reed	62	Vice President and Assistant Secretary
Frederick C. Tedeschi	58	Secretary

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

John C. Ingram was elected Director of the Company in May 1999. Mr. Ingram served as Chief Investment Officer of Jefferson Pilot Financial and affiliates from 2001 until 2004. Prior to that time, he had been named Senior Vice President and Manager of the Securities Department in 1987, after serving as Second Vice President since 1982.

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

Item 10 - Directors and Executive Officers of the Registrant (continued)

Charles C. Cornelio was elected Vice President of the Company in May 1997. From May 1993 to May 1997 he was Vice President, General Counsel and Secretary. Mr. Cornelio’s principal occupation since May 1997 has been Executive Vice President of Jefferson Pilot Financial and Senior Vice President of Jefferson-Pilot Corporation. He also serves as Executive Vice President - Operations of Jefferson Pilot LifeAmerica and as Vice President, General Counsel to Jefferson Pilot

Carol R. Hardiman was elected Vice President, Administration of the Company and the Broker-Dealer in June 1989. From October 1987 to May 1989, she was Assistant Vice President of the Company and the Broker-Dealer.

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

Hampshire Funding, Inc.
One Granite Place
Concord, New Hampshire 03301

Board of Directors
December 31, 2004
Ronald R. Angarella
24 Longview Drive
Bow, NH 03304

David K. Booth
303 Main Street
Hopkinton, NH 03229

John C. Ingram
3302 Wynnewood Drive
Greensboro, NC 27408

Hampshire Funding, Inc.
One Granite Place
Concord, New Hampshire 03301

Officers
December 31, 2004

Chairman and Chief Executive Officer	Ronald R. Angarella
24 Longview Drive
Bow, NH 03304

President	David K. Booth
303 Main Street
Hopkinton, NH 03229

Vice President and Chief Financial Officer	Russell C. Simpson
6002 Early Trail
Summerfield, NC 27358

Treasurer	John A. Weston
122 School Street
Concord, NH 03301

Vice President	David Armstrong
59 Primrose Lane
Penacook, NH 03303

Vice President	Charles C. Cornelio
5000 Casting Way
Greensboro, NC 27455

Vice President	Carol R. Hardiman
1 Paradise Road
Chichester, NH 03234

Vice President, Assistant Secretary	Robert A. Reed
P. O. Box 21008
Greensboro, NC 27420

Secretary	Frederick C. Tedeschi
13 Eagle Trace
Wolfboro, NH 03894

Assistant Treasurer	Donna M. Wilbur
21 Dwinell Drive
Concord, NH 03301

Assistant Vice President	Michael F. Murray
6 Morgan Drive
Bow, NH 03304

Assistant Vice President	Margaret A. Salamy
6 Hope Lane
Bow, NH 03304

Item 11 - Executive Compensation

(a)	General

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

Item 12 - Security Ownership of Certain Beneficial Owners and Management

(a)	Security Ownership of Certain Beneficial Owners

The table below sets forth ownership of the Company's issued and outstanding common stock as of March 1, 2005.

Title of	Name and Address	Amount and Nature of	Percent of
Class	of Beneficial Owner	Beneficial Ownership	Class

Common	Jefferson-Pilot Corporation	50,000 shares of record	100
	100 N. Greene Street
	Greensboro, NC 27401

(b)    Security Ownership of Management
 None

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

The Company has an intercompany loan agreement with Jefferson-Pilot Corporation, whereby it may borrow money at short-term interest rates. At December 31, 2004 the Company had $3,201,853 of loans outstanding.

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

PART IV

Item 15 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	This portion of item 15 appears on page 8 of this report.

(b)	No Form 8-K was filed in the fourth quarter of 2004.

(c)	Exhibits

       (i)    Pursuant to Rule 12b-23 and General Instruction G, the following exhibits required to be filed with this Report pursuant to the Instructions for Item 15 above are incorporated by reference from the reference source cited in the table below.

Reg S-K
Item 601

Exhibit
Table No.		Document	Reference Source

(1)		Distribution agreement between the	Form 10-K, filed
		Company and Chubb Securities	March 15, 1990, for the year
		Corporation dated March 1, 1990	ended December 31, 1989, pp. 23-24

(3)	(i)	Articles of Incorporation of Company	Form 10-K, filed
March 15, 1990, for the year
ended December 31, 1989, pp. 25-27

	(ii)	By-Laws of Company	Form 10-K, filed
March 15, 1990, for the year
ended December 31, 1989, pp. 28-46

(4)	(i)	Agency Agreement and Limited	Form 10-K, filed
		Power of Attorney	March 19, 1997, for the year
ended December 31, 1996, pp. 24-26

	(ii)	Change in Participant in Program	Form 10-K, filed
March 19, 1997, for the year
ended December 31, 1996, pp. 27-28

	(iii)	Disclosure Statement	Form 10-K, filed
March 19, 1997, for the year
ended December 31, 1996, p. 29

(10)	(a)	Revolving Credit Agreement between	Form 10-K, filed
		the Company and SunTrust Bank,	March 19, 1997, for the year
		dated October 23, 1996	ended December 31, 1996, pp. 30-44

	(b)	Revolving Credit Note between the	Form 10-K, filed March 19,
		Company and SunTrust Bank dated	1997, for the year ended
		October 23, 1996	December 31, 1996, pp. 45-46

	(c)	Guaranty between Chubb Life and	Form 10-K, filed
		SunTrust Bank dated October 23, 1996	March 19, 1997, for the year
ended December 31, 1996, pp. 47-53

Exhibit
Table No.		Document	Reference Source

	(d)	Receivables Purchase Agreement	Form 10-K, filed
		among the Company, Investors,	March 30, 1998, for the year
		Preferred Receivables Funding	ended December 31, 1997, pp. 27-75
Corporation and First National Bank of
Chicago dated December 31, 1997

	(e)	Performance Guarantee by	Form 10-K, filed
		Jefferson-Pilot Corporation	March 30, 1998, for the year
ended December 31, 1997, pp. 76-83

	(f)	Amendment No. 1 to the Receivables	Form 10-K, filed
		Receivables Purchase Agreement	March 30, 1999, for the year
		among the Company, Investors,	ended December 31, 1998, pp. 31-33
Preferred Receivables Funding
Corporation and First National Bank
of Chicago dated June 29, 1998

	(g)	Amendment No. 2 to the Receivables	Form 10-K, filed
		Receivables Purchase Agreement	March 30, 2000, for the year
		among the Company, Investors,	ended December 31, 1999, pp. 31-33
Preferred Receivables Funding
Corporation and First National Bank
of Chicago dated June 29, 1999

	(h)	Amendment No. 3 to the Receivables	Form 10-K, filed
		Receivables Purchase Agreement	March 30, 2001 for the year
		among the Company, Investors,	ended December 31, 2000, pp. 28-30
Preferred Receivables Funding
Corporation and Bank One, NA
dated June 26, 2000

	(i)	Amendment No. 4 to the Receivables	Form 10-K, filed
		Receivables Purchase Agreement	March 30, 2001 for the year
		among the Company, Investors,	ended December 31, 2000, pp. 31-33
Preferred Receivables Funding
Corporation and Bank One, NA
dated July 26, 2000

	(j)	Amendment No. 5 to the Receivables	Form 10-K filed
		Receivables Purchase Agreement	March 30, 2002 for the year
		among the Company, Investors,	ended December 31, 2001, pp. 27-29
Preferred Receivables Funding
Corporation and Bank One, NA
dated July 25, 2001

	(k)	Amendment No. 6 to the Receivables	Form 10-K filed
		Receivables Purchase Agreement	March 30, 2002 for the year
		Among the Company, Investors,	ended December 31, 2001, pp. 30-32
Preferred Receivables Funding
Corporation and Bank One, NA dated
October 21, 2001

	(l)	Waiver to the Receivables	Form 10-K filed
		Receivables Purchase Agreement	March 28, 2003 for the year
		Among the Company, Investors,	ended December 31, 2002, pp. 26-28
Preferred Receivables Funding
Corporation and Bank One, NA
dated August 9, 2002

Exhibit
Table No.		Document	Reference Source

	(m)	Amendment No. 7 to the Receivables	Form 10-K filed
		Receivables Purchase Agreement	March 28, 2003 for the year
		Among the Company, Investors,	ended December 31, 2002, pp. 29-31
Preferred Receivables Funding
Corporation and Bank One, NA dated
July 24, 2002

	(n)	Amendment No. 8 to the Receivables	Form 10-K filed
		Receivables Purchase Agreement	March 26, 2004 for the year
		Among the Company, Investors,	ended December 31, 2003, pp. 26-28
Preferred Receivables Funding
Corporation and Bank One, NA dated
July 23, 2003

(22)	Subsidiaries of the Registrant		Form 10-K, filed
March 15, 1990, for the year
ended December 31, 1989, p. 66

(31)	Chief Executive Officer Certifications Under Section 302 of Sarbanes-Oxley Act of 2002

(32)	Chief Financial Officer Certifications Under Section 302 of Sarbanes-Oxley Act of 2002

(d)	Financial Statement Schedules

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

DATE:    March 18, 2005                      HAMPSHIRE FUNDING, INC.

 By: /s/ RONALD R. ANGARELLA

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Name	Title	Date

/s/ RONALD R. ANGARELLA	Chairman, CEO, and Director	March 18, 2005
Ronald R. Angarella

/s/ DAVID K. BOOTH	President and Director	March 18, 2005
David K. Booth

/s/ JOHN C. INGRAM	Director	March 18, 2005
John C. Ingram

/s/ JOHN A. WESTON	Treasurer	March 18, 2005
John A. Weston

/s/ RUSSELL C. SIMPSON	Vice President and	March 18, 2005
Chief Financial Officer
Russell C. Simpson