Form 10-Q
period 2005-06-30
HAMPSHIRE FUNDING INC
filed 2005-08-08
CIK 205422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005

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
YES ☒ NO ☐

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of July 1, 2005: 50,000 shares, all of which are owned by Jefferson-Pilot Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

The exhibit index appears on page 10

Hampshire Funding, Inc.

Hampshire Funding, Inc.

Statements of Financial Condition

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Note A)
Assets
Cash and cash equivalents	$100,471	$194,347
Collateralized loans	9,411,437	12,303,907
Accrued interest receivable	323,713	416,296
Due from parent	317,374	21,983

Total assets	$10,152,995	$12,936,533

Liabilities and stockholder's equity
Liabilities:
Due to parent	$-	$3,201,853
Due to affiliates	70,556	26,704
Accrued expenses and other liabilities	524,537	320,807
Total liabilities	595,093	3,549,364

Stockholder's equity:
Common stock, par value $1 per share; authorized 100,000 shares; issued and outstanding 50,000 shares	50,000	50,000
Additional paid-in capital	789,811	789,811
Retained earnings	8,718,091	8,547,358
Total stockholder's equity	9,557,902	9,387,169

Total liabilities and stockholder's equity	$10,152,995	$12,936,533

See accompanying notes.

Hampshire Funding, Inc.
Statements of Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Operating revenues:
Loan sales and servicing	$-	$365,226	$-	$702,050
Interest	212,345	17,606	445,228	36,205
Program participant fees	8,467	15,168	18,511	30,819
	220,812	398,000	463,739	769,074

Operating expenses:
General and administrative	67,426	-	134,402	-
Interest on affiliate borrowings	4,337	5,642	17,544	11,386
	71,763	5,642	151,946	11,386

Income before income tax expense	149,049	392,358	311,793	757,688

Income tax expense	79,810	160,182	141,060	299,666

Net income	$69,239	$232,176	$170,733	$458,022

See accompanying notes.

Hampshire Funding, Inc.
Statements of Stockholder's Equity
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2004	$50,000	$789,811	$8,547,358	$-	$9,387,169

Net income			170,733		170,733
Balance at June 30, 2005	$50,000	$789,811	$8,718,091	$-	$9,557,902

Balance at December 31, 2003	$50,000	$789,811	$6,818,516	$1,286,968	$8,945,295

Net income			458,022		458,022
Change in unrealized loss on securities available for sale, net of tax of $186,985				(347,258)	(347,258)
Total comprehensive income			458,022	(347,258)	110,764
Balance at June 30, 2004	$50,000	$789,811	$7,276,538	$939,710	$9,056,059

See accompanying notes.

Hampshire Funding, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2005	2004

Cash and cash equivalents provided by operating activities	$532,881	$620,518

Investing activity
Net decrease in collateralized loans	2,892,470	-

Financing activities
(Repayment of) proceeds from affiliated loan agreement	(3,519,227)	261,596
Proceeds from sales of collateral loans receivable	-	766,118
Loans originated	-	(806,440)
Net cash (used) provided by financing activities	(3,519,227)	221,274

Net (decrease) increase in cash and cash equivalents	(93,876)	841,792

Cash and cash equivalents at beginning of period	194,347	1,010,347

Cash and cash equivalents at end of period	$100,471	$1,852,139

See accompanying notes.

Hampshire Funding, Inc.
Notes to Unaudited Condensed Financial Statements
June 30, 2005

Note A. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

The collateral loan receivable due to PREFCO had declined to $3,686,674 as of June 30, 2004. Accordingly, on July 9, 2004, the Company elected not to extend the Agreement. Upon termination of the Agreement, the Company borrowed funds through its existing inter-company loan agreement with its parent Jefferson-Pilot Corporation and paid PREFCO its outstanding collateral loan receivable balance of $3,686,537, net of a $137 interest payment, and re-established its collateral loan receivable. The Company's Collateralized loans receivable from Participants is $9,411,437 at June 30, 2005.

PART I - FINANCIAL INFORMATION (continued)

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Profile

Hampshire Funding, Inc. (the "Company") administers investment programs ("Programs") which coordinate the acquisition of mutual fund shares and insurance over a period of ten years. Under the Programs, Participants purchase life and health insurance from affiliated Insurance Companies and finance the premiums through a series of loans secured by mutual fund shares. Upon issuance of a policy by an Insurance Company, the Company makes a loan to the Participant in an amount equal to the selected premium mode. As each premium becomes due, if not paid in cash, a new loan equal to the next premium and administrative fee is made and added to the Participant's account indebtedness ("Account Indebtedness"). Thus, interest, as well as principal, is borrowed and mutual fund shares are pledged as collateral. The Program loan percentage rate charged to Participants was 9.00% on June 30, 2005. The aggregate value of all mutual fund shares pledged as collateral must be at least 150% of the Participant's total Account Indebtedness. If the value of the shares pledged to the Company declines below 130% of the Account Indebtedness, the Company will terminate the Programs and liquidate shares sufficient to repay the indebtedness.

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

Liquidity and Capital Resources

During 1998, the Company entered into an intercompany loan agreement with Jefferson-Pilot Corporation whereby it may borrow funds for working capital needs at short-term interest rates. At June 30, 2005 the Company had no loan outstanding under its loan agreement, as compared to borrowings of $3,201,853 at December 31, 2004.

The continuance of the Programs are dependent upon the Company's ability to borrow funds from Jefferson-Pilot Corporation or provide for the financing of insurance premiums for Participants. The Company expects that it will be able to continue to borrow funds through its existing inter-company loan agreement with Jefferson Pilot for the foreseeable future.

If the Company is unable to borrow funds in the future for the purpose of financing loans to Participants for the payment of insurance premiums, the Programs may be subject to termination.

The Company’s liabilities include amounts due to affiliates for premium loans and due to JP Life for expense reimbursements. Working capital in the second quarter of 2005 was provided by loan proceeds from Jefferson-Pilot Corporation, Program loan repayments, administrative fees, and interest earned on investments. Working capital through June 30, 2004 was provided by servicing fees from collateral loans sold, loans from Jefferson-Pilot Corporation, and interest earned on investments.

PART I - FINANCIAL INFORMATION (continued)

Results of Operations

The Company concluded the three- and six-months ended June 30, 2005 with net income of $69,239 and $170,733, as compared to net income of $232,176 and $458,022 for the same period in 2004.

Total revenues for the three- and six-months ended June 30, 2005 were $220,812 and $463,739, versus $398,000 and $769,074 for the same period in 2004. Prior to July 9, 2004, revenues were derived from income on its retained interest in the loans sold to PREFCO, a wholly owned subsidiary of Bank One (the”Bank”) and program fees. Subsequent to termination of the Agreement, the Company's revenues were derived from interest income on collateralized loans and program fees. Program fees include placement, administrative and termination fees as well as charges for special services. Program fees continue to decline as programs terminate and mature. As of June 30, 2005 and 2004 the number of Programs administered by the Company was 385 and 703, respectively.

The Company is responsible for servicing, managing and collecting all receivables and loan repayments and monitoring the underlying collateral. Prior to July 9, 2004, all activity was reported to the Bank for which it received an annual service fee (collected monthly in arrears) calculated as 2% of outstanding receivables. The Company received $60,920 in service fees for the period ended June 30, 2004. The service fee was eliminated upon termination of the Agreement when the Company purchased PREFCO’s remaining receivable balance of $3,686,537 and re-established its collateral loan receivable.

Interest expense on the Company’s intercompany loan agreement was $4,337 and $17,544 for the three- and six-months ended June 30, 2005, and $5,642 and $11,386 for the same periods in 2004. The average interest rates of 2.73% and 1.03% were paid on average outstanding loans due to affiliates of $1,372,706 and $2,191,554 for the six-months ended June 30, 2005 and 2004, respectively.

Employee services and office facilities are provided by JP Life under a Service Agreement with the Company. The Company pays JP Life a monthly fee (in arrears) for services in accordance with mutually agreed upon cost allocation methods, which the Companies believe reflect a proportional allocation of common expenses and are commensurate for the performance of its duties. The Company paid JP Life servicing expenses of $183,528 and $190,320 during the six-months ended June 30, 2005 and 2004, respectively.

Prior to July 9, 2004, the Company capitalized the present value of expected service fee income in excess of related servicing expenses, which was reported as a Servicing Asset. Subsequent to July 9, 2004, the Company’s allocation of expenses are reported as Administrative expenses. Administrative expenses for the period ended June 30, 2005 were $134,402.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings - None

Item 2 - Changes in Securities and Use of Proceeds - None

Item 3 - Defaults upon Senior Securities - Not Applicable

Item 4 - Submission of Matters to Vote of Security Holders - None

Item 5 - Other Information - None

Item 6 - Exhibits and Reports on Form 8-K.

(a)	Exhibits -	Exhibit 31.1:	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13A-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
		Exhibit 31.2:	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13A-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
		Exhibit 32:	Written Statement Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

No Reports on Form 8-K were filed by the Company during the quarter ended June 30, 2005.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAMPSHIRE FUNDING, INC.

/s/ John A. Weston
John A. Weston
Treasurer

August 5, 2005