Form 10-Q
period 2005-09-30
HAMPSHIRE FUNDING INC
filed 2005-11-08
CIK 205422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005

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
YES ☒ NO ☐

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of October 1, 2005: 50,000 shares, all of which are owned by Jefferson-Pilot Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

The exhibit index appears on page 10

Hampshire Funding, Inc.

Hampshire Funding, Inc.

Statements of Financial Condition

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Note A)
Assets
Cash and cash equivalents	$72,034	$194,347
Collateralized loans	7,315,932	12,303,907
Due from parent	2,243,410	-
Accrued interest receivable	210,756	416,296
Other	622	21,983

Total assets	$9,842,754	$12,936,533

Liabilities and stockholder's equity
Liabilities:
Due to parent	$-	$3,201,853
Due to affiliates	73,262	26,704
Accrued expenses and other liabilities	94,785	320,807
Total liabilities	168,047	3,549,364

Stockholder's equity:
Common stock, par value $1 per share; authorized 100,000 shares; issued and outstanding 50,000 shares	50,000	50,000
Additional paid-in capital	789,811	789,811
Retained earnings	8,834,896	8,547,358
Total stockholder's equity	9,674,707	9,387,169

Total liabilities and stockholder's equity	$9,842,754	$12,936,533

See accompanying notes.

Hampshire Funding, Inc.
Statements of Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Operating revenues:
Loan sales and servicing	$-	$-	$-	$702,050
Interest	201,164	278,199	646,392	314,404
Program participant fees	8,208	9,848	26,719	40,667
	209,372	288,047	673,111	1,057,121

Operating expenses:
General and administrative	69,057	69,840	203,459	69,840
Interest on affiliate borrowings	-	20,147	17,544	31,533
	69,057	89,987	221,003	101,373

Income from operations	140,315	198,060	452,108	955,748

Realized gain on sale of retained interest	-	1,609,019	-	1,609,019

Income before income tax expense	140,315	1,807,079	452,108	2,564,767

Income tax expense	23,510	656,496	164,570	956,162

Net income	$116,805	$1,150,583	$287,538	$1,608,605

See accompanying notes.

Hampshire Funding, Inc.
Statements of Stockholder's Equity
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2004	$50,000	$789,811	$8,547,358	$-	$9,387,169

Net income			287,538		287,538
Balance at September 30, 2005	$50,000	$789,811	$8,834,896	$-	$9,674,707

Balance at December 31, 2003	$50,000	$789,811	$6,818,516	$1,286,968	$8,945,295

Net income			1,608,605		1,608,605
Change in unrealized loss on securities available for sale, net of tax of $692,983				(1,286,968)	(1,286,968)
Total comprehensive income			1,608,605	(1,286,968)	321,637
Balance at September 30, 2004	$50,000	$789,811	$8,427,121	$-	$9,266,932

See accompanying notes.

Hampshire Funding, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2005	2004

Cash and cash equivalents provided by operating activities	$334,975	$(1,731,607)

Investing activity
Net decrease in collateralized loans	4,987,975	1,002,820
Purchase of collateralized loans from PREFCO	-	(3,686,537)
Net cash provided by (used in) investing activities	4,987,975	(2,683,717)

Financing activities
(Repayment of) proceeds from affiliated loan agreement	(5,445,263)	3,465,276
Proceeds from sales of collateral loans receivable	-	766,118
Loans originated	-	(806,440)
Net cash (used in) provided by financing activities	(5,445,263)	3,424,954

Net decrease in cash and cash equivalents	(122,313)	(990,370)

Cash and cash equivalents at beginning of period	194,347	1,010,347

Cash and cash equivalents at end of period	$72,034	$19,977

See accompanying notes.

Hampshire Funding, Inc.
Notes to Unaudited Condensed Financial Statements
September 30, 2005

Note A. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

The collateral loan receivable due to PREFCO had declined to $3,686,674 as of June 30, 2004. Accordingly, on July 9, 2004, the Company elected not to extend the Agreement. Upon termination of the Agreement, the Company borrowed funds through its existing inter-company loan agreement with its parent Jefferson-Pilot Corporation and paid PREFCO its outstanding collateral loan receivable balance of $3,686,537, net of a $137 interest payment, and re-established its collateral loan receivable. The Company's Collateralized loans receivable from Participants is $7,315,932 at September 30, 2005.

Note C. Suspension of Regulatory Filing

Pursuant to Rule 12h-3(b)(1)(i) of the Securities Exchange Act of 1934, Hampshire Funding will suspend regulatory filings.

As of October 11, 2005, the number of outstanding programs had decreased to 297 due to program maturities and terminations. Accordingly, Form 15 will be filed with the Securities and Exchange Commission subsequent to the filing of this Form 10-Q.

PART I - FINANCIAL INFORMATION (continued)

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Profile

Hampshire Funding, Inc. (the "Company") administers investment programs ("Programs") which coordinate the acquisition of mutual fund shares and insurance over a period of ten years. Under the Programs, Participants purchase life and health insurance from affiliated Insurance Companies and finance the premiums through a series of loans secured by mutual fund shares. Upon issuance of a policy by an Insurance Company, the Company makes a loan to the Participant in an amount equal to the selected premium mode. As each premium becomes due, if not paid in cash, a new loan equal to the next premium and administrative fee is made and added to the Participant's account indebtedness ("Account Indebtedness"). Thus, interest, as well as principal, is borrowed and mutual fund shares are pledged as collateral. The Program loan percentage rate charged to Participants was 9.75% on September 30, 2005. The aggregate value of all mutual fund shares pledged as collateral must be at least 150% of the Participant's total Account Indebtedness. If the value of the shares pledged to the Company declines below 130% of the Account Indebtedness, the Company will terminate the Programs and liquidate shares sufficient to repay the indebtedness.

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

Liquidity and Capital Resources

During 1998, the Company entered into an intercompany loan agreement with Jefferson-Pilot Corporation whereby it may borrow funds for working capital needs or lend funds for investment, at short-term interest rates.  During June 2005, the Company paid down the loan from Jefferson-Pilot Corporation.  As a result of the continued paydown of program loans, the Company had excess cash to invest at September 30, 2005 of $2,243,410.  This excess cash is being invested on behalf of the Company by Jefferson-Pilot Corporation, therefore is reflected as “Due from parent” on the statement of financial condition.

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

The Company’s liabilities include amounts due to affiliates for premium loans and due to JP Life for expense reimbursements. Working capital in the third quarter of 2005 was provided by Program loan repayments, administrative fees, and interest earned on investments. Working capital through September 30, 2004 was provided by servicing fees from collateral loans sold, loans from Jefferson-Pilot Corporation, and interest earned on investments.

PART I - FINANCIAL INFORMATION (continued)

Results of Operations

The Company concluded the three- and nine-months ended September 30, 2005 with net income of $116,805 and $287,538, as compared to net income of $1,150,583 and $1,608,605 for the same period in 2004.

Total revenues for the three- and nine-months ended September 30, 2005 were $209,372 and $673,111, versus $288,047 and $1,057,121 for the same period in 2004. Prior to July 9, 2004, revenues were derived from income on its retained interest in the loans sold to PREFCO, a wholly owned subsidiary of Bank One (the “Bank”) and program fees. Subsequent to termination of the Agreement, the Company's revenues were derived from interest income on collateralized loans and program fees. Program fees include placement, administrative and termination fees as well as charges for special services. Program fees continue to decline as programs terminate and mature. As of September 30, 2005 and 2004 the number of Programs administered by the Company was 304 and 638, respectively.

The Company is responsible for servicing, managing and collecting all receivables and loan repayments and monitoring the underlying collateral. Prior to July 9, 2004, all activity was reported to the Bank for which it received an annual service fee (collected monthly in arrears) calculated as 2% of outstanding receivables. The Company received $60,920 in service fees for the period ended September 30, 2004. The service fee was eliminated upon termination of the Agreement when the Company purchased PREFCO’s remaining receivable balance of $3,686,537 and re-established its collateral loan receivable.

Interest expense on the Company’s intercompany loan agreement was $0 and $17,544 for the three- and nine-months ended September 30, 2005, and $20,147 and $31,533 for the same periods in 2004. The average interest rates of 2.73% and 1.17% were paid on average outstanding loans due to affiliates of $1,372,706 and $3,274,606 for the six-months ended June 30, 2005 and the nine-months ended September 30, 2004, respectively.

Employee services and office facilities are provided by JP Life under a Service Agreement with the Company. The Company pays JP Life a monthly fee (in arrears) for services in accordance with mutually agreed upon cost allocation methods, which the Companies believe reflect a proportional allocation of common expenses and are commensurate for the performance of its duties. The Company paid JP Life servicing expenses of $262,935 and $254,122 during the nine-months ended September 30, 2005 and 2004, respectively.

Prior to July 9, 2004, the Company capitalized the present value of expected service fee income in excess of related servicing expenses, which was reported as a Servicing Asset. Subsequent to July 9, 2004, the Company’s allocation of expenses are reported as Administrative expenses. Administrative expenses for the nine-month period ended September 30, 2005 were $203,459 and $69,840 for the same period in 2004.

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

Item 1 - Legal Proceedings - None

Item 2 - Changes in Securities and Use of Proceeds - None

Item 3 - Defaults upon Senior Securities - Not Applicable

Item 4 - Submission of Matters to Vote of Security Holders - None

Item 5 - Other Information

Pursuant to Rule 12h-3(b)(1)(i) of the Securities Exchange Act of 1934, Hampshire Funding will suspend regulatory filings.

As of October 11, 2005, the number of outstanding programs had decreased to 297 due to program maturities and terminations. Accordingly, Form 15 will be filed with the Securities and Exchange Commission subsequent to the filing of this 10-Q.

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

No Reports on Form 8-K were filed by the Company during the quarter ended September 30, 2005.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAMPSHIRE FUNDING, INC.

/s/ John A. Weston
John A. Weston
Treasurer

November 8, 2005